Form 10-Q
period 1995-09-30
RED LION HOTELS INC
filed 1995-11-14
CIK 941557

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995
                                             -------------------

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to_______


                     Commission file number  1-13700
                                            --------


                             Red Lion Hotels, Inc.
                             ---------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               91-1634199
               --------                               ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


      4001 Main Street, Vancouver, Washington            98663
      ---------------------------------------            -----
       (Address of principal executive offices)        (Zip Code)

                                 (360) 696-0001
                                 --------------
              (Registrant's telephone number, including area code)

             ____________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No __.
                                        ---

As of October 31, 1995 there were issued and outstanding 31,312,500 shares of the registrant's common stock.

                             RED LION HOTELS, INC.

                              REPORT ON FORM 10-Q

                    For the quarter ended September 30, 1995

                               Table of Contents

                                                                    Page
                                                                    ----


PART I.  FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (Unaudited):

           Consolidated Statements of Income                            3

           Consolidated Balance Sheet                                   4

           Consolidated Statement of Stockholders' Equity               5

           Consolidated Statement of Cash Flows                         6

         Notes to Consolidated Financial Statements                  7-14

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations              14-18


PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                              19

                         PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
-------------------------------------------

                             RED LION HOTELS, INC.
                             ---------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands except per share data)
                                  (unaudited)

                                              Three                Seven
                                          Months Ended         Months Ended
                                       September 30, 1995   September 30, 1995
                                       -------------------  -------------------
                                                                 (Note 2)
REVENUES:
  Rooms                                       $    53,332          $    53,332
  Food and beverage                                26,351               26,351
  Other                                             9,591               13,012
                                              -----------          -----------
     Total revenues                                89,274               92,695
                                              -----------          -----------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses-
    Rooms                                          11,805               11,805
    Food and beverage                              19,791               19,791
    Other                                           3,146                3,146
  Property indirect expenses                       17,241               17,241
  Other costs                                       6,018                6,502
  Depreciation and amortization                     3,197                3,918
  Payments due to owners of managed
   hotels                                           9,124                9,124
  Expenses resulting from the
   Formation and Offering (Note 7)                 14,662               14,662
                                              -----------          -----------
OPERATING INCOME                                    4,290                6,506

EQUITY IN EARNINGS OF UNCONSOLIDATED                  271                  271
  JOINT VENTURES (Note 3)

OTHER EXPENSE:
  Interest expense, net                             3,402                4,658
                                              -----------          -----------

      Total other expense                           3,402                4,658
                                              -----------          -----------

INCOME BEFORE JOINT VENTURERS'
 INTERESTS                                         1,159                 2,119

INCOME ATTRIBUTABLE TO JOINT
 VENTURERS' INTERESTS                               (500)               (1,070)
                                             -----------           -----------

INCOME BEFORE INCOME TAXES                            659                1,049

INCOME TAX BENEFIT (PROVISION):
  Current                                          (2,821)              (2,977)
  Deferred                                         10,064               11,264
                                              -----------          -----------

      Total income tax benefit                      7,243                8,287
                                              -----------          -----------

NET INCOME                                    $     7,902          $     9,336
                                              ===========          ===========

EARNINGS PER COMMON SHARE                           $0.38                $1.04

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   20,875,033            8,946,500

                      (see notes to financial statements)

                             RED LION HOTELS, INC.
                             ---------------------
                           CONSOLIDATED BALANCE SHEET
                      (in thousands except per share data)
                                  (unaudited)

                                          September 30, 1995
                                          -------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $ 71,166
  Accounts receivable, net                            20,063
  Accounts receivable - affiliates                    17,822
  Inventories                                          6,173
  Prepaid expenses and other current
   assets                                              5,366
  Deferred income taxes                                1,292
                                                    --------

      Total current assets                           121,882
                                                    --------

PROPERTY AND EQUIPMENT:
  Land                                                48,126
  Buildings and improvements                         240,158
  Furnishings and equipment                           35,857
  Construction in progress                             8,388
                                                    --------
                                                     332,529
  Less--accumulated depreciation                      (3,695)
                                                    --------
                                                     328,834
                                                    --------

INVESTMENT IN UNCONSOLIDATED JOINT
 VENTURES  (Note 3)                                   12,899

GOODWILL, net                                         21,689
DEFERRED INCOME TAXES                                  9,972
OTHER ASSETS, net                                     21,637
                                                    --------

      Total assets                                  $516,913
                                                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $ 17,488
  Accrued expenses                                    38,394
  Current portion of long-term debt                    5,584
                                                    --------

     Total current liabilities                        61,466
                                                    --------

LONG-TERM DEBT, NET OF CURRENT PORTION               219,034

OTHER LONG-TERM OBLIGATIONS                           10,534

JOINT VENTURERS' INTEREST                              1,665

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value
    31,312,500 shares issued and
     outstanding                                         313
  Additional paid-in capital and net
   assets contributed                                214,565
  Retained earnings                                    9,336
                                                    --------

      Total stockholders' equity                     224,214
                                                    --------

      Total liabilities and
       stockholders' equity                         $516,913
                                                    ========

                      (see notes to financial statements)

                             RED LION HOTELS, INC.
                             ---------------------

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the seven months ended September 30, 1995
                                 (in thousands)
                                  (unaudited)


                                               Additional
                                                 Paid-in
                                               Capital and
                                    Common     Net Assets   Retained
                                     Stock     Contributed  Earnings     Total
                                    -------    -----------  ---------    -----
Balance, February 28, 1995          $    --      $      --   $    --     $   --

Net assets contributed                  209         30,740        --     30,949

Issuance of common stock in
 connection with the Offering and
   adjustments to
  the Incentive Unit Plan               104        183,825        --    183,929

Net income                               --             --     9,336      9,336
                                    -------        -------     ------   -------

Balance September 30, 1995             $313       $214,565     $9,336  $224,214
                                    =======       ========    =======  ========




                      (see notes to financial statements)

                             RED LION HOTELS, INC.
                             ---------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the seven months ended September 30, 1995
                                 (in thousands)
                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $   9,336
  Adjustments to reconcile net income
   to cash provided by operating activities:
      Income attributable to joint
       venturer's interest                       1,070
      Equity in earnings of
       unconsolidated joint ventures              (271)
      Depreciation and amortization              3,918
      Amortization of other assets
       (principally deferred loan costs)           763
      Increase in deferred tax asset           (11,264)
      Issuance of common stock in
       connection with adjustments
         to the incentive unit plan              6,650
      Change in certain current assets
       and liabilities                           6,607
                                             ---------

           Net cash provided by
            operating activities                16,809
                                             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (4,601)
  Distributions to joint venturers                (830)
  Other investing activities                    (1,028)
                                             ---------

            Net cash used in investing
             activities                         (6,459)
                                             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from contribution of
   assets                                       10,480
  Net proceeds from common stock issued
   in the Offering                             177,279
  Proceeds from long-term borrowings           135,000
  Repayment of contributed long-term
   borrowings                                 (255,051)
  Other financing activities                    (6,892)
                                             ---------

            Net cash provided by
             financing activities               60,816
                                             ---------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                    71,166

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                             --
                                             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $  71,166
                                             =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid for:
      Interest                               $   1,732




                      (see notes to financial statements)

                  Notes to Consolidated Financial Statements
                              September 30, 1995
                                  (unaudited)
1.  General

Red Lion Hotels, Inc. (the "Company") was incorporated in Delaware in March 1994 as a wholly owned subsidiary of Red Lion, a California Limited Partnership ("Historical Red Lion").

The Company initiated an initial public offering of its common stock on July 26, 1995 (the "Offering"), which was closed August 1, 1995, raising net proceeds of approximately $177 million (including the over-allotment option granted to the underwriters which was exercised in full). After giving effect to the Offering, Historical Red Lion owned 67% of the Company.

On March 6, 1995, Historical Red Lion contributed to the Company a 49.4% interest in the joint venture which owns the Santa Barbara Red Lion Hotel (the "Hotel") located in California. On August 1, 1995, prior to the closing of the Offering, Historical Red Lion repaid certain of its outstanding indebtedness with existing cash balances and contributed substantially all of its assets (excluding 17 hotels, the "Leased Hotels" and certain minority joint venture interests and cash) and certain liabilities to the Company (the "Formation"). See "Basis of Presentation." The Partnership (Historical Red Lion subsequent to the Formation and refinancing of the Company) retained the Leased Hotels and the related goodwill, deferred loan costs and mortgage debt, certain minority joint venture interests and certain current assets.

On August 1, 1995, the Company refinanced or repaid substantially all of the debt contributed pursuant to the Formation with the net proceeds of the Offering, borrowings under a new term loan and existing cash. The Company also entered into a long-term master lease with the Partnership for the Leased Hotels.

The accompanying consolidated financial statements of the Company have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in connection with the Company's registration statement on Form S-1, file No. 33-90306.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments except for recording the expenses resulting from the Formation and Offering and the initial recording of a deferred income tax benefit) necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations and cash flows for the three and seven months ended September 30, 1995, giving effect to the Formation as of August 1, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

2.  Basis of Presentation

On March 6, 1995, Historical Red Lion assigned to the Company, as a contribution to capital, a 49.4% interest in the joint venture (the "Santa Barbara Joint Venture") which owns the Hotel located in Santa Barbara, California (the "Santa Barbara Assignment"). The accompanying financial statements reflect the contribution, at Historical Red Lion's cost, of the interest in the Santa Barbara Joint Venture. Accordingly, the Santa Barbara Joint Venture has been consolidated with the Company in the accompanying financial statements prior to the Formation. In connection with the Formation, the other assets and liabilities contributed by Historical Red Lion have been recorded in the accompanying consolidated financial statements at Historical Red Lion's cost effective August 1, 1995. There were no operations of the Company prior to the contribution of the Santa Barbara Joint Venture. Therefore, the accompanying consolidated financial statements reflect seven months rather than nine months of the 1995 operations, consisting of the results of the Santa Barbara Joint Venture for seven months and the results of the other hotels and operations contributed pursuant to the Formation for two months.

The Santa Barbara Assignment did not transfer the right to manage the operations of the Hotel to the Company. Since the right to manage the Hotel had not been transferred to the Company, the financial statements of the Company prior to the Formation do not include the operating revenues and expenses of the Hotel or the Hotel's working capital. These amounts were included in the financial statements of Historical Red Lion which continued to manage the Hotel. The right to manage the operations of the Hotel was transferred to the Company at the completion of the Formation, and the Hotel's operating revenues, expenses and working capital are reflected in the consolidated financial statements of the Company as of September 30, 1995 and for the two month period ended September 30, 1995.

The accompanying consolidated financial statements of the Company include five of its seven partially owned joint ventures. The Company consolidates those entities which it controls. The remaining joint ventures are accounted for on the equity method of accounting.

On April 14, 1987, Historical Red Lion sold its interest in 10 hotels to Red Lion Inns Limited Partnership, a publicly traded limited partnership (the "MLP"). Red Lion Properties, Inc., the general partner of the MLP, was contributed to the Company in connection with the Formation and is a wholly owned subsidiary of the Company. The MLP's public limited partners have had an effective 98.01 percent ownership interest in the MLP's hotels with the general partner retaining the remaining 1.99 percent ownership interest. The Company operates the MLP's hotels under a management agreement.

Operating revenues and expenses and the working capital of the MLP and other management contract hotels (including the two unconsolidated joint ventures which are also managed by the Company) are included in the accompanying consolidated financial statements because the operating responsibilities associated with these hotels are substantially the same as those for owned hotels. The operating profit net of management fee income for managed hotels is recorded as an expense in the accompanying consolidated statements of income. The consolidated financial statements also include the following amounts related to managed hotels (including the two unconsolidated joint ventures which are also managed by the Company) current assets and current liabilities of $9,840,000 at September 30, 1995; operating revenues of $30,408,000 for both the three and seven months ended September 30, 1995; and operating expenses of $19,249,000 for both the three and seven months ended September 30, 1995.

One wholly owned hotel was acquired by Historical Red Lion in 1989 subject to a nonrecourse cash-flow mortgage which requires interest payments contingent on achieving certain levels of performance. Because of the nonrecourse and cash flow nature of the loan, the mortgage has not been recorded as an obligation and the property and equipment of the hotel are excluded from the accompanying consolidated financial statements. The mortgage is in substance a management contract with a purchase option. Accordingly, the hotel is treated as a management contract in the accompanying consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated in consolidation.

3.  Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Property and Equipment

Property and equipment are stated at Historical Red Lion's net cost at the date of contribution, plus additions, at cost, made subsequent to the contribution. Additions and improvements are capitalized at cost, including interest costs incurred during construction. There was no capitalized interest during the seven months ended September 30, 1995. Normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss, if any, is included in income.

Base Stock (linens, china, silverware and glassware) is depreciated to 50% of its initial cost on a straight-line basis over three years. Subsequent replacements are expensed when placed in service. The carrying value of base stock is included in furnishings and equipment.

Depreciation was computed on a straight-line basis using the following estimated useful lives:

       Building and improvements........................10 to 40 years
       Furnishings and equipment.........................5 to 15 years

     Investment in Unconsolidated Joint Ventures

The Company is a partner in two joint ventures which are accounted for on the equity method of accounting. The Company's equity in and advances to these joint ventures are shown under the caption "investment in unconsolidated joint ventures" in the accompanying consolidated balance sheet. Because the Company manages these joint ventures, they are accounted for as managed hotels and, therefore, the operating working capital of the hotels is consolidated in the accompanying consolidated balance sheet.

Profits and losses of these joint ventures are allocated in accordance with the joint venture agreements. Because the hotels are accounted for as managed hotels, the operating revenues and expenses are consolidated in the accompanying consolidated statements of income, with the Company's share of the income or losses of the joint ventures (after management fee income) recorded under the caption "equity in earnings of unconsolidated joint ventures." If a joint venture experiences operating losses which reduce the other joint venture partners' equity to a zero balance, the loss which would otherwise be attributable to the other joint venturers is absorbed within the Company's consolidated operating results.

     Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse.

     Goodwill

Historical Red Lion acquired interests in certain hotels, motor inns and supporting auxiliary enterprises on April 10, 1985. Goodwill resulted from the acquisition and represents the excess of purchase price over the net fair value of assets acquired. Goodwill reflected in the accompanying consolidated financial statements relates to the hotels contributed to the Company by Historical Red Lion and is being amortized on a straight-line basis over the remaining period to be amortized of approximately 30 years. For the Company, accumulated amortization was $120,000 at September 30, 1995. Management evaluates its accounting for goodwill considering such factors as historical and future profitability and believes that the asset is realizable and the amortization period is appropriate.

     Deferred Loan Costs

Deferred loan costs incurred in connection with the Company's indebtedness are included in other assets, net, in the accompanying consolidated balance sheet and are amortized over the life of the associated debt.

     Insurance Reserves

The Company provides for the uninsured costs of medical, property, liability and workers compensation claims. Such costs are estimated each year based on historical claim data relating to operations conducted through September 30, 1995. The long-term portion of accrued claims costs relate primarily to general liability and workers compensation claims and are reflected in other long-term obligations in the accompanying consolidated balance sheet.

     Payments Due to Owners of Managed Hotels

Payments due to owners of managed hotels is analogous to rent owed to outside owners due to the nature of the management contracts and the control the Company has over operations. The amounts shown on the consolidated statements of income are net of management fee income of $2,036,000 earned for the period August 1 to September 30, 1995.

     Joint Venturers' Interests

The Company is a partner in seven joint ventures, each of which owns a separate hotel. The assets and liabilities of five of the seven joint ventures are fully consolidated in the accompanying financial statements. The other joint ventures are accounted for on the equity method of accounting (see "Investment in Unconsolidated Joint Ventures"). The caption "joint venturers' interests" represents the net equity attributable to the joint venturers' interests, including their share of income and losses and distributions and contributions.

Profits and losses of each joint venture are allocated in accordance with the joint venture agreements. If a joint venture experiences operating losses which reduce the other joint venture partners' equity to a zero balance, the loss which would otherwise be attributable to other joint venturers is absorbed within the Company's consolidated operating results.

     Earnings per Share and Stock Options

Earnings per share has been computed based on the weighted average number of common shares outstanding, which includes 10,062,500 shares issued in connection with the Offering effective August 1, 1995, and 350,000 shares of common stock issued in connection with the termination of an incentive unit plan of Historical Red Lion. Pursuant to the Offering, Historical Red Lion received 20,899,900 shares of common stock for the net assets contributed on August 1. For purposes of the calculation of earnings per share, the 20,899,900 shares have been included from the date of issuance. In connection with the Offering, the Company issued to certain employees and officers of the Company stock options to acquire 2,183,333 shares of common stock at $19 per share which was the initial public offering price of the stock. In August 1995 , the Company issued to certain employees stock options to acquire 67,500 shares of common stock at $21.50 per share which was the fair market value at the date of grant. Stock options have not been included in the earnings per share calculation since their effect is immaterial.

4.    Long-Term Debt

      Long-term debt at September 30, 1995, consists of the following (in thousands):

         Term loan, secured, variable rate, 7.9%,
          payable through 2002                               $135,000

         Mortgages, secured, variable rates, 7.1% - 7.7%
          payable through 1998                                 85,000

         Note payable, fixed rate, 8.69%,
          payable through 2022                                  4,618
                                                              -------
                                                              224,618
         Current portion of long-term debt                     (5,584)
                                                             --------

         Long-term debt, excluding current
          portion                                            $219,034
                                                             ========

The Company had outstanding letters of credit of $5,428,000 at September 30, 1995. Refer to Management's Discussion and Analysis-Liquidity and Capital Resources for discussion of the term loan and other available credit.

     Interest Rate Swap Agreements

The Company enters into interest rate swap agreements in order to lessen its exposure to interest rate changes. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates.

At September 30, 1995, the Company had three interest rate swap agreements outstanding which have substantially converted $75 million of debt from floating LIBOR based rates to all-in fixed rates ranging from 6.91 percent to 7.29 percent. The original terms of the agreements range from four and one half to five years. Interest income earned by the Company relating to interest rate swap agreements for the period August 1 to September 30, 1995, was $107,500 and is included in interest expense, net, in the accompanying consolidated statements of income.

These agreements are with major commercial banks and the exposure to a credit loss in the event of nonperformance by the banks is minimal.

     Disclosures About Fair Value of Financial Instruments

Based on the borrowing rates currently quoted by financial institutions for bank loans with terms and maturities similar to the Company's long-term debt, the carrying value of such debt approximates its fair value.

5.  Related Party Transactions

As discussed in Note 1, prior to the Formation the Santa Barbara Hotel was operated and managed by Historical Red Lion. Management fees paid to Historical Red Lion were $90,000 and $385,000 for the three and seven months ended September 30, 1995 and are included in other costs in the accompanying consolidated statements of income.

At September 30, 1995, other assets, net, includes $1,816,000 of an interest bearing note receivable from a joint venturer.

     Transactions with Red Lion Inns Limited Partnership

As discussed in Note 2, Red Lion Properties, Inc. ("Properties"), a wholly owned subsidiary of the Company, serves as general partner and owns 1.99 percent of the MLP.

The Company manages the MLP hotels pursuant to a management agreement and receives a base management fee equal to 3 percent of annual gross revenues plus an incentive management fee based on adjusted gross operating profit, as defined in the management agreement. The management agreement, which began in 1987, has a seventy-five year term including renewal options. The Company also charges the MLP hotels for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

All the MLP personnel are employees of the Company and its affiliates. Additionally, the Company arranges for the purchase of operating supplies, furnishings and equipment for the MLP. In the opinion of management, purchases by the MLP were at prices and terms which approximate arms-length transactions.

Incentive management fees are subordinate to distributions by the MLP to facilitate current payment of distributions to the limited partners. The subordinated fees accrue without interest up to a maximum amount of $6 million. This ceiling was reached by Historical Red Lion in 1988 and the $6 million receivable was contributed to the Company in the Formation. Because management does not anticipate these fees will be paid during 1995, this amount has been classified as noncurrent under the caption other assets, net, in the accompanying consolidated balance sheet at September 30, 1995.

At September 30, 1995, other assets, net, also includes a receivable contributed by Historical Red Lion of $3,726,000 representing amounts advanced by Properties to the MLP under a $4 million credit facility made available to facilitate cash distributions to partners during the MLP's first 36 months of operations. The amount outstanding under this facility will be repaid to the Company out of either (i) cash flow after payment of priority distributions and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

In addition to the incentive management fee and general partner loan discussed above, as of September 30, 1995, the Company was due $15,336,000 from the MLP for capital expenditures, support services, base management fees, payroll and payroll taxes and operating supplies provided by Historical Red Lion before the Formation and the Company after the Formation. These amounts are included in accounts receivable-affiliates in the accompanying consolidated balance sheet, net of working capital related to the managed MLP hotels of $1,865,000 as of September 30, 1995.

6.  Income Taxes

Historical Red Lion is a limited partnership and income taxes are the responsibility of the individual partners. Accordingly, no deferred income taxes were recorded by Historical Red Lion. The Company is a corporation and will be subject to income taxes. At the date of contribution of the Santa Barbara Joint Venture and on August 1, the date of contribution of substantially all of Historical Red Lion's assets, the Company recorded net deferred income tax assets of approximately $1.2 million and $8.5 million, respectively, which represents the estimated tax effect of the difference in the Company's basis for income tax and financial reporting purposes. In accordance with SFAS 109, these amounts have been recorded as an income tax benefit in the accompanying consolidated statements of income for the three and seven months ended September 30, 1995.

The components of the contributed net deferred income tax assets as of the date of contribution, primarily August 1, 1995, are as follows (in thousands):



     Net Deferred Income Tax Assets
     ------------------------------
     Basis difference in joint ventures               $17,359
     Other                                                564
                                                      -------
              Total Deferred Income Tax Assets         17,923

     Deferred Income Tax Liabilities
     -------------------------------

     Basis difference in property and equipment        (8,187)
                                                      -------

              Net Deferred Income Tax Assets          $ 9,736
                                                      =======

The Company's effective income tax rates for the three and seven months ended September 30, 1995 differ from the statutory federal income tax rate of 34% due primarily to certain expenses incurred in connection with the Formation and the Offering, state income taxes and the initial recording of the deferred income tax benefits discussed above.

7.  Expenses Resulting from Formation and Offering

Expenses resulting from Formation and Offering include certain Formation costs of $1,314,000 and expenses resulting from the Offering of $11,348,000 and $2,000,000 related to the termination of an incentive unit plan and assumption of the obligation of a supplemental income retirement agreement, respectively.

8.   Commitments and Contingencies

In connection with the Formation, the Company assumed commitments relating to capital improvement projects of approximately $12,000,000.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operation or liquidity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

The only operations of the Company prior to the Formation related to a joint venture interest in one Red Lion hotel that was contributed to the Company by Historical Red Lion. On a historical basis, which includes the actual operations of the Company following the August 1 Formation, the Company had net income of $7.9 million and $9.3 million for the quarter ended and seven months ended September 30, 1995, respectively. Each period's net income includes an income tax benefit recorded in accordance with Statement of Financial Accounting Standards No. 109 of approximately $8.5 million and $9.7 million, respectively, and expenses net of income tax benefits resulting from the Formation and Offering of approximately $9.8 million for both the quarter ended and seven months ended September 30, 1995.

On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding the Leased Hotels and certain other assets) and certain liabilities to the Company in the Formation. Also effective August 1, 1995, the Company entered into a long-term master lease with the Partnership for the Leased Hotels. Pro forma results on the accompanying pro forma statements include the actual results of the Company and the results of Historical Red Lion adjusted to give effect to the Formation, the leasing of the Leased Hotels, and the repayment and refinancing of substantially all debt with borrowings under a new credit facility and the net proceeds of the public offering, assuming that such events were completed at the beginning of the respective period. The Company believes that a comparison of pro forma results provides a more meaningful presentation than the historical operations.

The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying financial statements and
notes thereto and the Company's Registration Statement on Form   S-1 (No. 33-
90306), as amended, as filed with the Securities and Exchange Commission and the pro forma results of operations included herein.

Pro Forma Results of Operations

                  PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
              (dollar amounts in thousands except per share data)
                                  (unaudited)

                                             Three Months Ended September 30        Nine Months Ended September 30
                                             -------------------------------        ------------------------------
                                                 1995               1994               1995               1994
                                             Pro Forma(a)       Pro Forma(a)       Pro Forma(a)       Pro Forma(a)
                                             -----------        ------------       ------------       ------------
REVENUES:
 Rooms                                      $    79,248        $    75,343        $   215,166        $   200,660
 Food and beverage                               38,128             37,316            118,921            114,176
 Other                                           12,094             11,581             36,208             34,307
                                            -----------        -----------        -----------        -----------

           Total revenues                       129,470            124,240            370,295            349,143
                                            -----------        -----------        -----------        -----------

OPERATING COSTS AND EXPENSES:
 Departmental direct expenses
   Rooms                                         17,941             17,154             51,475             47,776
   Food and beverage                             29,587             29,722             93,060             90,044
   Other                                          4,578              4,508             13,738             13,198
 Property indirect expenses                      26,023             25,413             77,583             74,767
 Other costs                                      8,882              8,688             25,836             25,211
 Depreciation and amortization                    4,646              5,016             14,530             14,611
 Payments due to owners of managed               12,733             10,902             36,591             34,090
    hotels
 Expenses resulting from Formation
    and Offering(b)(d)                           14,662                 --             14,662                 --
                                            -----------        -----------        -----------        -----------


OPERATING INCOME                                 10,418             22,837             42,820             49,446

EQUITY IN EARNINGS (LOSSES) OF
 UNCONSOLIDATED JOINT VENTURES                      196                (75)             1,885              1,228

OTHER EXPENSE:
 Interest expense, net                            4,572              4,991             14,613             14,184
                                            -----------        -----------        -----------        -----------

          Total other expense                     4,572              4,991             14,613             14,184
                                            -----------        -----------        -----------        -----------

INCOME BEFORE JOINT VENTURERS'
   INTERESTS                                      6,042             17,771             30,092             36,490

INCOME ATTRIBUTABLE TO JOINT
   VENTURERS' INTERESTS                            (304)              (706)              (463)            (1,003)
                                            -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                        5,738             17,065             29,629             35,487

INCOME TAX BENEFIT (EXPENSE) (c) (d)              6,409             (6,826)            (3,147)           (14,195)
                                            -----------        -----------        -----------        -----------

NET INCOME                                  $    12,147        $    10,239        $    26,482        $    21,292
                                            ===========        ===========        ===========        ===========

PRO FORMA EARNINGS PER COMMON SHARE               $0.39              $0.33              $0.85              $0.68

COMMON SHARES (e)                            31,312,500         31,312,500         31,312,500         31,312,500



                      (see notes to financial statements)

(a) The pro forma results give effect to the Formation, leasing of the Leased Hotels and the repayment and refinancing of substantially all of the Company debt as if each of these events were completed at the beginning of the respective periods.

 (b) Includes certain formation costs of $1,314 and expenses resulting from Offering of $11,348 and $2,000 related to the termination of an incentive unit plan and assumption of the obligation of a supplemental income retirement agreement, respectively.

 (c) Income taxes have been provided on a pro forma basis assuming an effective tax rate of 40%. Pro forma income taxes for the quarter and nine months ended September 30, 1995, include a deferred income tax benefit of $9,736 resulting from the tax effect of the differences in the book and tax basis of the assets and liabilities transferred to the Company.

(d) The "Expenses resulting from Formation and Offering" of $14,662 (pre-tax) and the deferred income tax benefit of $9,736 as discussed above result in a net negative effect on pro forma net income of $96 or less than $.01 on an earnings per share basis.

(e) Based on the number of shares of common stock outstanding after the offering plus 350,000 shares issued in connection with the termination of an incentive unit plan.

Results of Operations

Comparison of the Quarter and Nine Months Ended September 30, 1995

Pro forma revenues increased in the 1995 quarter, from $124.2 million in the 1994 quarter to $129.5 million, an increase of $5.3 million, or 4.2%. For the nine months ended September 30, pro forma revenues increased from $349.1 million in the comparable 1994 period to $370.3 million in the 1995 period, an increase of $21.2 million, or 6.1%. The changes in specific revenue categories are discussed below.

Pro forma room revenues in the 1995 quarter increased from $75.3 million in the 1994 quarter to $79.2 million, an increase of 5.2%. The increase in pro forma room revenues was due to an increase in average daily room rate. Average daily room rates increased by 5.8% to approximately $77 in the 1995 quarter. Occupancy for the 1995 quarter remained relatively flat at approximately 81% compared to the 1994 quarter. For the nine months ended September 30, pro forma room revenues increased from $200.7 million in the comparable 1994 period to $215.2 million in the 1995 period, an increase of 7.2%. The increase in room revenues for the nine months ended September 30, 1995, is due to an increase in both occupancy and average daily room rates. For the nine months ended September 30, occupancy increased modestly to approximately 75% and average daily room rates increased 6.6% to approximately $76 compared to the 1994 period.

For the 1995 quarter, pro forma food and beverage revenues increased 2.2% from the prior year quarter. For the nine months ended September 30, 1995, pro forma food and beverage revenues increased 4.2%. The increase in pro forma food and beverage revenues for the quarter and nine months ended September 30, 1995, is due to an increase in banquet revenues resulting from higher meeting room rentals and the addition of an airport restaurant facility which opened in late 1994.

Other pro forma revenues for the quarter and nine-month period increased 4.4% and 5.5%, respectively, over the comparable period in 1994 due mainly to an increase in meeting room rentals.

Operating results are affected by seasonality. The quarter pro forma results reflect late summer and early fall in which revenues are typically higher than in the quarter ending December 31st and in the quarter ended June 30. There can be no assurance, however, that such trends will continue.

Pro forma departmental direct expenses for the 1995 quarter increased 1.4%. As a percentage or revenues, pro forma departmental direct expenses remained relatively constant. For the nine months ended September 30, pro forma
departmental direct expenses increased 4.8%.   As a percentage of revenues, pro
forma departmental direct expenses remained relatively constant.

Pro forma property indirect expenses for the 1995 quarter increased 2.4%, but decreased as a percentage of revenues from 20.5% to 20.1%. For the nine months ended September 30, pro forma indirect expenses increased 3.8%, but decreased as a percentage of revenues from 21.4% to 21.0%.

Pro forma other costs for the 1995 quarter increased 106%. For the nine months ended September 30, pro forma other costs increased 38.2%. The majority of the increase for both the quarter and nine-month period is due to the expenses resulting from the Formation and Offering. Excluding these expenses would result in little or no increase in pro forma other costs for both the quarter and nine-month periods, and would remain relatively constant as a percentage of revenues.

Pro forma payments due to owners of managed hotels for the 1995 quarter increased 16.8%. For the nine months ended September 30, pro forma payments due to owners of managed hotels increased 7.3%. These increases in pro forma payments to owners of managed hotels for both the quarter and nine month periods were primarily due to improved operating performance.

Management fees in connection with the managed hotels for the 1995 quarter decreased 18.7% and for the nine months increased 4.3%. The majority of the management fees are incentive fees related mainly to the MLP (see Note 5), which are determined based on cash flows available for incentive management fees. For the nine month period ended September 30, 1995, incentive management fees were approximately equal to the comparable 1994 period. However, as a result of significantly higher cash flow available for incentive management fees generated in the first six months of 1995 compared to the prior year period, more incentive management fees were earned earlier in the 1995 year. The decrease in management fees for the quarter is due to the earlier recognition of incentive management fees described above.

Pro forma operating income decreased from $22.8 million in the 1994 quarter to $10.4 million in the 1995 quarter. For the nine months ended September 30, pro forma operating income decreased from $49.4 million in the comparable 1994 period to $42.8 million in the 1995 period. This decrease for both the quarter and nine month periods reflects the expenses resulting from the Formation and Offering. Excluding these expenses would result in an increase in the 1995 quarter of $2.2 million and an increase in the 1995 nine-month period of $8.0 million.

Pro forma interest expense decreased from $5.0 million in the 1994 quarter to $4.6 million in the 1995 quarter. This decrease is primarily due to the interest income earned on cash equivalents. Pro forma interest expense for nine months ended September 30, increased from $14.2 million in the comparable 1994 period to $14.6 in the 1995 period. This increase is primarily due to higher amortization of loan costs in the current year partially offset by interest income earned on cash equivalents.

Pro forma income taxes decreased from an income tax expense of $6.8 million in the 1994 quarter to an income tax benefit of $6.4 million in the 1995 quarter, a decrease of $13.2 million. This decrease resulted from a deferred income tax benefit of $9.7 million associated with assets and liabilities contributed to the Company and a tax deduction of $4.8 million on a portion of the expenses resulting from the Formation and Offering. Pro forma income taxes for the nine months ended September 30, decreased from $14.2 million in the comparable 1994 period to $3.1 million, in the 1995 period, a decrease of $11.1 million. This decrease in pro forma income tax expense is mainly due to the deferred income tax benefit and tax deduction described above.

Pro forma income attributable to joint venturers' interest decreased from $.7 million in the 1994 quarter to $.3 million in the 1995 quarter. For the nine-month period ended September 30, pro forma income attributable to joint venturers' interest decreased from $1.0 million in 1994 to $.5 million in 1995.

As a result of the factors described above, pro forma net income increased from $10.2 million in the 1994 quarter to $12.1 million in the 1995 quarter, an increase of 18.6%. For the nine months ended September 30, pro forma net income increased from $21.3 million in the comparable 1994 period to $26.5 million in the 1995 period, an increase of 24.4%. Excluding the expenses resulting from the Formation and Offering of $14,662 (pre-tax) and the deferred income tax benefit of $9,736 results in a net negative effect on pro forma net income of $.1 million for both the quarter ended and nine months ended September 30, 1995.

Liquidity and Capital Resources: In connection with the Formation, the Company repaid the majority of the debt contributed to the Company by Historical Red Lion debt with the proceeds of the equity offering and a new $135 million seven year term loan. The term loan bears interest at a rate that varies based on LIBOR (7.9% at September 30, 1995). In addition, on August 1, 1995, the Company obtained a $130 million credit line facility of which $80 million is available for acquisitions and $50 million is available for working capital requirements. The credit line facility has a seven year term and an interest rate that varies based on LIBOR. As of September 30, 1995 the interest rate was 7.9% and there was no outstanding balance.

In connection with the Formation, the Company assumed capital commitments of approximately $12 million. The Company believes that its operating cash flows along with existing cash and amounts available under its credit facility will be sufficient to meet its capital and operating needs for the foreseeable future.

                             RED LION HOTELS, INC.

                          PART II:  OTHER INFORMATION


ITEM 6:   Exhibits and Reports on Form 8-K
------------------------------------------

 (a) Exhibits:

     *3.1      Certificate of Incorporation of the Company.

     *3.2      Bylaws of the Company.

     *4.1      Specimen Common Stock Certificate.

      4.2 Registration Rights Agreement dated August 1, 1995 between the Company and Red Lion, a California Limited Partnership.

     10.1 Master Lease, dated August 1, 1995, between RLH Partnership, L.P., as Landlord, and the Company, as Tenant.

    *10.2 Form of Indemnification Agreement among the Company and its directors and officers.

    *10.3 Management Agreement dated April 6, 1987 between Red Lion Inns Operating L.P. and Red Lion, a California Limited Partnership.

     10.4 Credit Agreement dated as of July 31, 1995 among the Company and Credit Lyonnais New York Branch.

     10.5 Contribution Agreement dated as of August 1, 1995 between the Company and Red Lion, a California Limited Partnership.

     10.6      1995 Equity Participation Plan.

    *10.7      Supplemental Employee Retirement Plan.

    *10.8      Incentive Unit Plan, as amended.

     10.9      Supplemental Income Retirement Agreement with David J. Johnson.

     10.10     Management Bonus Plan

     10.11     Non-Qualified Stock Option Agreement with David J. Johnson

     27        Article 5 Financial Data Schedule for 3rd Quarter 10-Q.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-90306.

 (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Vancouver, Washington, on the 13th day of November 1995.



RED LION HOTELS, INC.
---------------------
(Registrant)



By:  /S/ DAVID J. JOHNSON
     --------------------
     David J. Johnson
     President and Chief Executive Officer


By:  /S/ C. MICHAEL VERNON
    ----------------------
    C. Michael Vernon
    Chief Financial Officer