Form 10-K
period 1995-12-31
RED LION HOTELS INC
filed 1996-04-01
CIK 941557

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1995

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to _____________

                       Commission file number 1-13700

                           RED LION HOTELS, INC.
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

     Registrant's telephone number, including area code: (360) 696-0001

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
           Title of each class                   on which registered
           -------------------                  ---------------------
      Common Stock, $.01 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     As of March 25, 1996, there were issued and outstanding 31,312,500 shares of the Registrant's Common Stock. The aggregate market value of Common Stock held by nonaffiliates of the Registrant at March 25, 1996 was $192,631,250.

                    Documents Incorporated by Reference
                    -----------------------------------

                                                         Part of Form 10-K into
Document                                                   which incorporated
- - - --------                                                 ----------------------

Proxy Statement for 1996 Annual Meeting of Shareholders        Part III

                             TABLE OF CONTENTS
Item of Form 10-K                                                         Page
- - - -----------------                                                         ----

PART I...................................................................   1

   Item 1 -    Business..................................................   1
   Item 2 -    Properties................................................   9
   Item 3 -    Legal Proceedings.........................................  12
   Item 4 -    Submission of Matters to a Vote
               of Security Holders.......................................  12
   Item 4(a) - Executive Officers of the Registrant......................  13

PART II..................................................................  14

   Item 5 -    Market for the Registrant's Common
               Equity and Related Stockholder Matters....................  14
   Item 6 -    Selected Financial Data...................................  15
   Item 7 -    Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations................................................  17
   Item 8 -    Financial Statements and Supplementary Data...............  24
   Item 9 -    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure....................  69

PART III.................................................................  70

   Item 10 -   Directors and Executive Officers of
               the Registrant............................................  70
   Item 11 -   Executive Compensation....................................  70
   Item 12 -   Security Ownership of Certain Beneficial
               Owners and Management.....................................  70
   Item 13 -   Certain Relationships and Related
               Transactions..............................................  70

PART IV..................................................................  71

   Item 14 -   Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K...................................  71

SIGNATURES ..............................................................  73

                                   PART I

ITEM 1.  BUSINESS

     ON AUGUST 1, 1995, IMMEDIATELY PRIOR TO THE CONSUMMATION OF THE INITIAL PUBLIC OFFERING OF RED LION HOTELS, INC. ("RED LION" OR THE "COMPANY"), THE COMPANY SUCCEEDED TO THE BUSINESS OF RED LION, A CALIFORNIA LIMITED PARTNERSHIP ("HISTORICAL RED LION"). UNLESS THE CONTEXT OTHERWISE REQUIRES, REFERENCES HEREIN TO (I) "RED LION" OR THE "COMPANY" INCLUDE RED LION HOTELS, INC. AND, FOR PERIODS PRIOR TO AUGUST 1, 1995, INCLUDE THE OPERATIONS OF HISTORICAL RED LION AND HISTORICAL RED LION'S SUBSIDIARIES, AFFILIATES AND JOINT VENTURES, AND (II) THE "PARTNERSHIP" MEANS RED LION, A CALIFORNIA LIMITED PARTNERSHIP, AND ITS SUBSIDIARIES, SUBSEQUENT TO
AUGUST 1, 1995.

     THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. MOREOVER, FROM TIME TO TIME THE COMPANY MAY ISSUE OTHER FORWARD-LOOKING STATEMENTS. THE FOLLOWING FACTORS ARE AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS: NATIONAL OR LOCAL ECONOMIC CONDITIONS AFFECTING THE SUPPLY AND DEMAND FOR HOTEL SPACE; COMPETITION IN HOTEL OPERATIONS, INCLUDING ADDITIONAL OR IMPROVED SERVICES OR FACILITIES OF COMPETITORS AND PRICE PRESSURES; COMPETITION FOR ACQUISITION AND OTHER EXPANSION OPPORTUNITIES WHICH COULD LIMIT THE COMPANY'S ABILITY TO IMPLEMENT ITS EXTERNAL GROWTH STRATEGY; AND AVAILABILITY OF FINANCING TO FUND EXPANSION OPPORTUNITIES. THE FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN
LIGHT OF THESE FACTORS.

GENERAL

     Red Lion is a leading full service hospitality company operating 54 hotels containing approximately 14,250 rooms in the western United States. A typical Red Lion property is a full service hotel located in close proximity to a business or commercial center, airport, major highway or tourist destination. Red Lion hotels target the business traveler (both individual and group) and compete primarily in the upscale segment of the lodging industry with national chains, including Marriott, Hilton and Sheraton. In 1995, Red Lion's average room and occupancy rates were $75.14 and 72.7%, respectively.

     Red Lion is a fully integrated hospitality company that has operating control over each of its 54 hotels. This operating control allows Red Lion to implement consistent standards and programs at the hotels and has enabled Red Lion to develop a brand name that it believes is associated with both value and quality. As the exclusive operator of its hotels, Red Lion believes that it is able to manage its hotels more effectively than many of its franchised competitors.

     Red Lion's operating strengths have translated into strong financial performance. Red Lion has significantly outperformed the full service segment of the lodging industry in periods of industry weakness as well as periods of industry growth, as measured by gross operating margins. For the three years ended December 31, 1994, Red Lion's gross operating margins ranged from 32.6% to 34.0%, compared to the average for the full service segment during this time period of 26.5% to 30.8%. For 1995, Red Lion's gross operating margins were 35.3%, which is again expected to be above the full service segment average. Management attributes these higher margins to an operating strategy that has resulted in high labor productivity, well trained employees and effective cost controls and to the efficiencies generated through its centralized support services.

     OPERATING STRATEGY

     The Company's operating strategy emphasizes a commitment to service and customer value, reinvestment in facilities, quality food and beverage services, maintenance of a strong base of group business and direct sales and marketing. Red Lion is dedicated to providing exceptional service and value to its customers. Its extensive training programs and tracking of customer comments allow reinvestment in service and amenities where they are most appreciated. In addition, during the last five years, an average of approximately 6.2% of revenues has been invested annually in room and facilities refurbishments, renovations and furniture and equipment replacements. This investment has resulted in attractive, newly appointed accommodations, updated restaurants and modern equipment, all of which enhance the Company's brand image and competitive position. Red Lion's focus on operations has enabled it to generate strong operating margins and attract group business. Red Lion's strong base of group business, supported by national and local sales and marketing efforts, generates significant room and catering revenues.

     GROWTH STRATEGY

     Red Lion's operating strategy is designed to achieve internal growth through improvements in the performance of existing hotels. In addition to its internal growth strategy, the Company has developed an external growth strategy focused on adding new Red Lion hotels to its system. This strategy is intended to capitalize on Red Lion's strong record as a hotel operator, its name recognition and its ability to deliver a strong base of loyal customers. The strategy encompasses a full range of expansion options, including acquisitions, joint venture investments, leases, management contracts and new construction.

     In December 1995, the 369-room former Sheraton Hotel in downtown Spokane, Washington was added to the Red Lion system through the acquisition of the hotel by a joint venture in which the Company currently has a 10% interest. The Company now manages the hotel, renamed the Red Lion Hotel, Spokane City Center, under a long-term management contract. The joint venture acquired the hotel for a total investment of approximately $19 million including a $10 million secured financing with a third-party lender, a $3.4 million closing investment by the Company and the Company's commitment to finance a planned $5.8 million renovation project as a secured subordinated loan.

     Red Lion has substantial capital for growth available from existing cash balances and a $130 million revolving credit facility (the "Revolving Credit Facility"). Under the Revolving Credit Facility, $80 million initially is available to make joint venture investments, pursue acquisitions and make capital investments in connection with long-term leases or management contracts. These capital commitments are often necessary to renovate or convert a hotel to Red Lion's high standards. Red Lion believes that its ability to make such investments allows it to compete effectively for hotel acquisitions and makes it attractive to hotel owners, landlords and joint venture partners. In addition, Red Lion believes that its superior operating margins and strong reputation for delivering high quality guest services will make it attractive to owners of underperforming hotels seeking to improve performance through new management and brand affiliation.

     HOTEL OWNERSHIP AND MANAGEMENT

     Red Lion has long-term operating control over substantially all of its properties. Red Lion owns or leases, under a long-term lease, 38 of its 54 hotels. The Company's remaining 16 hotels are operated pursuant to management contracts. Owned hotels consist of 100% owned properties (14 hotels) and properties in which Red Lion holds a 49.9% interest through joint venture agreements (seven hotels). See "Joint Ventures." Leased properties (17 hotels) are operated pursuant to a lease, which has a 15 year initial term and is renewable, at the option of the Company, for five additional five year periods on the same terms (the "Lease"). See "Item 2. Properties--The Lease." Ten of the managed hotels are owned by Red Lion Inns Limited Partnership, a publicly traded master limited partnership (the "MLP"), and operated by the Company pursuant to a management contract, expiring in 2062, including all renewals. The general partner of the MLP is a wholly-owned subsidiary of the Company. See "Management Contracts."

HOTELS

     The Company's properties are high quality, primarily full service hotels. In addition to restaurants, lounges, banquet and meeting space, these hotels generally offer premium television channel and movie availability, complimentary airport shuttle service, swimming pools, room service and valet services. Other guest amenities may include health and fitness facilities, tennis courts, spas, gift shops, car rental desks, free parking, hair styling salons, valet parking, concierge services, business centers, honor bars, in-room two-line telephones and guest memberships at health clubs, tennis courts and golf courses. Eight Red Lion hotels containing fewer than 5% of Red Lion's total hotel rooms are limited service hotels, reflecting the smaller communities where these hotels are located.

     The Company's full service hotels have in excess of 660,000 aggregate square feet of meeting and convention space. These extensive meeting and convention facilities attract numerous national, regional and local associations and major corporate groups to the Company's hotels for business conventions, conferences, banquets, receptions, sales meetings, training sessions, seminars and private celebrations. Red Lion believes that the significant size of, and amenities provided at, its facilities attract repeat business from these associations and groups. Thirteen of the hotels have ballrooms that can accommodate groups of over 1,000 people.

     The Company's restaurants, lounges and banquet services are committed to providing high quality food and beverage services. Food and beverage revenues constituted 33.6%, 34.4% and 35.5% of Red Lion's revenues in 1995, 1994 and 1993, respectively. The Company constantly updates and enhances its product offerings, catering services and restaurant formats, focusing on high quality fresh ingredients, attractive and interesting menu designs and training programs designed to introduce Red Lion chefs to innovative preparation techniques. Management believes that a significant portion of its restaurant and lounge business comes from local communities and that this patronage increases Red Lion's name recognition and repeat business potential in the local community. Red Lion renovated or reformatted substantially all of its restaurants during the last six years in response to customers' desires for a casual dining format and lighter fare.

     More detailed information about the Red Lion hotels is included in "Item 2. Properties."

CUSTOMERS AND MARKETING

    CUSTOMERS, MARKETING AND SALES

     Red Lion's customer mix consists of business travelers, leisure travelers, groups and contract accounts. These customer segments accounted for an estimated 46%, 11%, 33% and 10%, respectively, of total room nights in 1995. The Company's marketing and sales program consists of a centrally coordinated national marketing team operating through sales offices in Sacramento, Los Angeles, San Francisco, Portland, Seattle, Chicago and Washington, D.C. and over 300 trained sales and catering managers located at individual properties. A key objective of the Company's national sales force is to acquire and maintain national group, association and major corporate accounts and provide chain-wide business. Property sales personnel participate in local and regional trade shows, design local promotional and advertising campaigns and use direct solicitation to increase room and catering sales to national and local groups and associations.

     The combined national and local sales force works to expand Red Lion's base of profitable group business. As a result of its efforts, the number of room nights attributable to groups has increased from 1.0 million in 1990 to approximately 1.2 million in 1995 ($93.4 million in revenues in 1995), or 33.2% of Red Lion's total room nights and 19.0% of total revenues during 1995. In addition, catering sales personnel assisted in generating $95.6 million in banquet-related revenues in 1995 (19.4% of total Red Lion revenues for that period).

     In addition to its own frequent guest program described below, Red Lion is allied with other companies servicing business and leisure travelers, including American Airlines and Alaska Airlines. Red Lion believes these alliances provide the Company with opportunities to increase name recognition throughout the United States and to target business travelers with attractive national promotional programs. Members of these programs receive miles for each qualifying stay at a Red Lion hotel. In addition, the Company has cooperative marketing agreements with American Express, Hertz and Southwest Airlines which allow the Company to reach a broad cross-section of business travelers.

     Red Lion's advertisements primarily target the business traveler and are designed to enhance the consumer's awareness of the Red Lion system as a full service, upscale hotel chain. Red Lion advertises in the regions where its hotels are located and in certain other major metropolitan areas where the Company believes its business customers travel frequently. Its advertisements can be found in USA Today, US News & World Report and industry journals.

     The Company's Frequent Guest Dividends program, implemented in 1989, distributes to participating guests upon check-out certificates redeemable for discounts on future stays. Participation in this program has grown from 62,000 members in 1992 to 120,000 members in 1995, a 93.5% increase. In 1993, this program was supplemented with a new Frequent Guest Dividends Gold level, which rewards the most frequent guests (limited to 5 percent of members) with an increased level of membership benefits, including room upgrades, conversion of awards to Alaska Airlines miles, discounts on food purchases and rapid awards of free rooms. The improvements in this program were recognized by InsideFlyer Magazine, a respected hospitality industry publication, which gave the Frequent Guest Dividends program its "Rising Star Award" in 1994.

    CENTRAL RESERVATIONS SYSTEM

     In 1995, Red Lion's central reservations system accounted for approximately 32% of the Company's total business and leisure traveler room nights. The toll-free reservation system is available to customers throughout the United States and Canada. The reservation system provides Red Lion's reservation agents with information about hotel locations, available rooms and prices in order to assist customers in booking rooms. In 1995, the Company's reservation center processed over 990,000 calls, contributing 722,000 reservations to the Red Lion system with a 65% conversion ratio of calls to reservations.

     In 1993, Red Lion commenced development of a new central reservations system that will include, among other enhanced features, a direct interface with airlines, increases in marketing database capabilities and improved revenue management tools, including real time room inventory. Red Lion anticipates completion and implementation of this new reservations system in 1996 at a total cost of approximately $11 million, approximately $7.8 million of which had been spent as of December 31, 1995. Red Lion believes that the enhancements to its central reservations system will allow the Company to manage its room inventory more efficiently and to provide enhanced customer service. The new system will be expandable in order to meet the Company's increased reservations needs as it grows.

     In addition, Red Lion participates in four major airline reservation systems, American Airlines' "SABRE," United Airlines' "APOLLO," Trans World Airlines/Delta's "WORLDSPAN" and Continental's "AMADEUS/SYSTEM ONE." These airline reservation systems have an aggregate of approximately 385,000 computer terminals on line at approximately 111,000 locations, allowing travel agents to book Red Lion hotel reservations when guests are making other travel arrangements. Red Lion's system includes a direct communications interface with major airline systems that allows immediate confirmation numbers for reservations.

HOTEL MANAGEMENT AND CENTRALIZED SUPPORT SERVICES

     Red Lion's corporate management structure and centralized support services are designed to allow the Company to control costs and allocate resources efficiently.

    HOTEL MANAGEMENT

     Each Red Lion hotel is managed by a general manager and supported by a regional and corporate management organization. The size of each management team and its hourly staff varies by hotel, based on the size and business volume of a particular hotel. Management carefully monitors staffing levels to ensure labor productivity.

     Red Lion's hotel general managers have an average of over 16 years of experience in the lodging industry, and over 90% of the managers have been promoted from an existing position with Red Lion. Red Lion's general managers report directly to one of four regional vice presidents. The four regional vice presidents have an average of 19 years experience in the lodging industry and an average of eight years of experience in their current positions with the Company. A regional sales director and a regional controller complete the regional support team. The regional management teams provide management support and direction to the general managers and their staff, coordinate communications between the properties and the centralized support organization and assist in establishing and administering corporate policies, procedures and standards. The Company believes its regional management structure is a key component in Red Lion's ability to deliver uniform product quality and service at each of its hotels.

    CORPORATE AND CENTRALIZED SUPPORT SERVICES

     The Company provides each Red Lion hotel with the benefits of its management services which are delivered by a network of experienced executives, corporate personnel and regional managers. The Company also provides technical assistance and training to each hotel's employees for administrative operations, room and guest services, reservations, maintenance and engineering, retail services, and human resources and benefits. Other services provided by the Company include treasury, internal audit, credit services, accounting, payroll, tax, legal and risk management. The Company has several auxiliary divisions including: (i) a centralized procurement division that allows the Company to maintain uniform quality and control costs; (ii) a centralized systems department that supports all property and corporate computer systems and applications, including a standardized proprietary property management system and the Company's central reservations system; and (iii) a construction and design department that administers the Company's capital expenditure programs, provides design and product expertise in selecting materials and equipment, and provides project administration on major renovation and new construction projects.

MANAGEMENT CONTRACTS

     Red Lion operates 16 hotels pursuant to management agreements under which it is responsible for the day-to-day operations of the hotels. Ten of the hotels are owned by the MLP and operated by the Company pursuant to a management agreement, expiring in 2062, including all renewal options. A wholly owned subsidiary of the Company is the general partner of the MLP. The Company's compensation under the management agreement with the MLP is comprised of an annual base management fee equal to 3% of gross revenues of the hotels and an annual incentive management fee. The annual incentive management fee is a percentage of adjusted operating profit, subject to increase if certain operating profits targets are met. Red Lion has received incentive management fees in each year since 1989. Those fees totaled $4.4 million and $5.4 million in 1994 and 1995, respectively.

     The other six management contracts have remaining terms ranging from two to 40 years, and an average remaining term of 16 years, including renewal options, as of December 31, 1995. The Company's compensation under these agreements is comprised of a base management fee (ranging from 3-4% of gross revenues) and an incentive management fee (based on a percentage of cash flow or operating profit). The incentive fees under these management contracts totaled $317,000 and $309,000 in 1994 and 1995, respectively.

JOINT VENTURES

     Red Lion owns a 49.9% percentage interest in seven joint ventures, each of which owns a Red Lion hotel. When combined with the joint venture interests retained by the Partnership, the Company and the Partnership own at least 50% of each of these joint ventures. Pursuant to an agreement between the Partnership and the Company, the Company generally has the power, in its sole discretion, to determine and prescribe the Partnership's conduct with respect to any joint venture interests held by the Partnership. The Company has agreed to advance the Partnership any funds required to pay its obligations arising from the joint venture interests held by the Partnership, which shall be repaid out of the first funds distributed by the respective joint venture to the Partnership. The Company and the Partnership have agreed that for a period of 60 days commencing August 2, 1996, the Partnership will have the right to sell to the Company those interests, excluding a 0.1% interest in one of the joint ventures, for an aggregate of $1.3 million and cancellation of any advances made by the Company to the Partnership with respect to such interests. If the Partnership's joint venture interests are not sold pursuant to such right, commencing October 10, 1996, the Company shall have the right for 60 days to purchase such joint venture interests for the same consideration. The Partnership has agreed not to sell or otherwise transfer such joint venture interests, other than pursuant to the rights described above, until after the expiration of the Company's right to purchase such interests. In addition to the above, in December 1995 Red Lion acquired a 10% interest in the joint venture which owns the Red Lion Hotel, Spokane City Center.

     In addition to its ownership interest in the joint ventures, Red Lion is responsible for the day-to-day operations of the hotels owned by the joint ventures and receives management fees for operating the hotels. Under each joint venture agreement or separate management agreement with respect to the joint venture, the Company's compensation is comprised of either an annual base management fee (ranging from 3-4% of gross revenues), an annual incentive management fee (based on a percentage of cash flow or operating profit) or both. The Company has made significant advances to certain of the joint ventures. Repayment of these advances receives priority distribution from the cash flow of those joint ventures.

COMPETITION

     Red Lion competes in the upscale and mid-priced sectors of the hospitality market, depending on the communities in which its hotels are located. In each locality there are other limited and full service establishments that compete with the Company's hotels. Red Lion's food and beverage operations also compete with local free standing restaurants and lounges. There is no single competitor or small number of competitors of Red Lion that is or are dominant in the Company's markets. However, some of the Company's competitors have a larger network of locations and greater financial resources than the Company. Competition in the United States lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service and overall product. Red Lion considers the location of its hotels and the services and guest amenities provided by it to be among the most important factors in its business. The present sites of the Company's hotels were chosen for their convenient access to airports, major traffic arteries, commercial centers and tourist destinations.

     As part of its external growth strategy, the Company intends to pursue a full range of expansion options, including acquisitions, joint venture investments, leases, management contracts and new construction. The Company's ability to make joint venture investments and acquisitions and enter into leases is dependent upon the Company's ability to compete successfully with other hotel operating companies and investors for available opportunities. The Company competes for management contracts, acquisitions and other expansion opportunities with national and regional hospitality companies, some of which have greater name recognition, marketing support, reservation system capacity and financial resources than the Company, and with a variety of hotel investors, some of which have greater resources and flexibility than the Company. The Company's failure to compete successfully for investment opportunities or management contracts or to attract or maintain relationships with hotel owners and major hotel investors could adversely affect the Company's ability to expand its portfolio of hotels. The Company's inability to implement its external growth strategy would limit the Company's ability to grow its revenue base.

ENVIRONMENTAL MATTERS

     While many of the Company's properties have been subject to Phase I environmental assessments (which generally provide a physical inspection and database search but not soil or groundwater analyses), most of the managed properties and the joint venture properties have not. Historically, the Company has engaged consulting firms to perform Phase I environmental assessments in connection with acquisitions or secured financings or refinancings of properties. The Company intends to continue this practice in the future.

     Most of the Company's properties have been inspected to determine the presence of asbestos. While asbestos-containing materials are present in certain of the Company's properties, Red Lion believes that these materials have been adequately contained. The Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials at such properties.

     The Company operates a service station located in Vancouver, Washington. In addition, some of the Red Lion properties are on, adjacent to or near properties that have contained in the past or currently contain underground storage tanks and/or above-ground storage tanks used to store petroleum products or other hazardous or toxic substances. Several of the Red Lion properties have been contaminated with petroleum products from former on-site or nearby service stations. Monitoring wells have been installed at some of these sites. In addition, certain of the Red Lion properties are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances into the soil or groundwater. One of the Company's hotels is located on property that was used as a landfill. The Company is aware of some contamination in the groundwater underlying some adjacent properties which may have resulted from the landfill. There can be no assurance that the Company will not be required in the future to investigate or remediate any contamination resulting from the landfill. In addition, there can be no assurance that there are no environmental liabilities or claims of which the Company is unaware or that the current condition of the Red Lion properties, including the service station, has not been or will not be affected by the historical or current uses of such properties or the activities in the vicinity of the Red Lion properties. Management does not believe any liability resulting from non-compliance or other claims relating to environmental matters will have a material adverse effect on the Company.

     Pursuant to the Lease, the Company will be required to indemnify the Partnership and its affiliates for any matter arising by reason of or in connection with the leasing, use, non-use, occupancy, management or operation of each of the Leased Hotels prior to or during the term of the Lease, including violations of Environmental Laws, discharges, disposals or releases of Hazardous Materials, presence of Hazardous Materials, including any which are the result of off-site migration onto the Leased Hotels, and certain exposures to Hazardous Materials (as such terms are defined in the Lease) which exist at or are released from any of the Leased Hotels prior to or during the term of the Lease. Such indemnities will survive the termination of the Lease. See "Item 2. Properties--The Lease." In addition, the Company has agreed to indemnify the Partnership and its affiliates from and against any and all liabilities, costs, losses and damages (including without limitation interest, penalties and costs of mitigation) incurred in connection with any environmental laws arising out of any event or condition relating to the assets, liabilities and businesses contributed to the Company.

EMPLOYEES

     As of December 31, 1995, Red Lion employed 11,171 persons, of whom approximately 90% were nonmanagement employees. Approximately 380 of these employees work at the corporate headquarters. Red Lion has a career development program managed by its Human Resources division through which Red Lion's approximately 1,200 property level management staff receive training to enhance opportunities for promotion within the Red Lion organization.

     Employees at two of the Company's hotels currently are represented by a labor union. Management believes its ongoing labor relations are good.

TRADEMARKS AND SERVICE MARKS

     Red Lion, Red Lion Inn and Red Lion Hotel are each registered trademarks of the Company, which the Company considers important to its business. Red Lion monitors use of similar names and takes appropriate action when possible infringements occur.

     In connection with the sale of Red Lion in 1985, Red Lion licensed the use of the Red Lion trademark and central reservations system to one of the founders of the Company for the operation of certain Red Lion hotels in Nevada. Under the terms of the current license agreement, Red Lion licenses its name and central reservation system for two hotels in Nevada and a hotel in Wyoming (which are not included in the 54 hotels Red Lion operates) for which Red Lion receives an annual license fee of $25,000 per hotel. The license agreement terminates with respect to the hotel in Wyoming at such time as the Company opens a hotel in the Jackson Hole area of Wyoming and otherwise expires with respect to all of these hotels, two years after the earlier of the death of the founder or transfer of the founder's interests in the hotels.

     The Company knows of approximately nine lodging and food service establishments located in the United States that use "Red Lion" in their names (some of which may have used the name before the Red Lion chain was established), but which have no existing or historical relationship with the Company.

GOVERNMENT REGULATION

     General. A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes that each of its hotels has the necessary permits and approvals to operate its respective business.

     Americans With Disabilities Act. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although Red Lion has invested significant amounts in ADA upgrades to its properties and continues to dedicate substantial capital to these projects, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, an imposition of fines or an award of damages to private litigants. Red Lion is likely to incur additional costs of complying with the ADA. The costs of compliance are not expected to have a material effect on the Company.


ITEM 2.  PROPERTIES

     The following table sets forth, as of December 31, 1995, certain information with respect to each of the hotels operated by Red Lion.


                                                                      NUMBER OF
                                                      OWNERSHIP(1)      GUEST       MEETING SPACE
                       LOCATION                         INTEREST        ROOMS         (SQ. FT.)             AMENITIES(2)
                       --------                         --------        -----         ---------             ------------
ARIZONA
  Scottsdale, La Posada Resort...................          JV            262           16,700            a, b, c, d, e, f, g
CALIFORNIA
  Bakersfield....................................          JV            262           10,820             b, c, d, e, f, g
  Costa Mesa, Orange County Airport..............          JV            484           21,448            a, b, c, d, e, f, g

                                                                      NUMBER OF
                                                      OWNERSHIP(1)      GUEST       MEETING SPACE
                       LOCATION                         INTEREST        ROOMS         (SQ. FT.)             AMENITIES(2)
                       --------                         --------        -----         ---------             ------------
  Eureka.........................................        Owned           178            4,890               b, c, e, f, g
  Glendale.......................................          JV            348           13,000               a, b, c, d, f
  Los Angeles, Los   Angeles Airport.............       Managed          371           20,050             b, c, d, e, f, g
  Modesto........................................       Managed          258            7,000             b, c, d, e, f, g
  Ontario........................................          JV            339           22,938             b, c, d, e, f, g
  Redding........................................        Owned           194            7,433               b, c, e, f, g
  Rohnert Park, Sonoma County....................        Leased          245           11,115             b, c, d, e, f, g
  Sacramento.....................................     Managed/MLP        448           31,844             b, c, d, e, f, g
  Sacramento,  Sacramento Inn....................        Leased          376           19,644             b, c, d, e, f, g
  San Diego......................................        Leased          300           13,048            a, b, c, d, e, f, g
  San Jose.......................................        Owned           505           29,575            a, b, c, d, e, f, g
  Santa Barbara, Fess Parker's Red
    Lion Resort..................................          JV            360           18,000             a, b, d, e, f, g
COLORADO
  Colorado Springs...............................     Managed/MLP        299           16,838             b, c, d, e, f, g
  Denver.........................................       Managed          573           26,000             b, c, d, e, f, g
  Durango........................................        Leased          159            5,047             b, c, d, e, f, g
IDAHO
  Boise, Boise Downtowner........................        Leased          182            8,607             b, c, d, e, f, g
  Boise, Boise Riverside.........................     Managed/MLP        304           19,627             b, c, d, e, f, g
MONTANA
  Kalispell......................................        Owned            64                0                     f, g
  Missoula.......................................        Leased           76                0                 b, c, e, f, g
  Missoula Village...............................          JV            172            8,152               b, c, e, f, g
NEBRASKA
  Omaha..........................................     Managed/MLP        413           21,160               b, c, d, e, g
OREGON
  Astoria........................................        Leased          124            8,480                b, c, e, g
  Bend, Bend North...............................        Leased           75                0                  b, c, f, g
  Bend, Bend South...............................        Owned            75                0                    c, f, g
  Coos Bay.......................................        Leased          143            5,272               b, c, e, f, g
  Eugene.........................................        Leased          138            4,566               b, c, e, f, g
  Eugene/Springfield.............................     Managed/MLP        234           10,000             b, c, d, e, f, g
  Klamath Falls..................................        Owned           108                0                  b, e, f, g
  Medford........................................        Leased          186            9,552               b, c, e, f, g
  Pendleton......................................        Leased          168            9,769               b, c, e, f, g
  Portland, Coliseum.............................       Managed          212            3,876               b, c, e, f, g
  Portland, Columbia River.......................        Owned           351           21,428               b, c, e, f, g
  Portland, Downtown.............................     Managed/MLP        235            6,200             b, c, d, e, f, g
  Portland, Jantzen Beach........................        Owned           320           34,113             b, c, d, e, f, g
  Portland/Lloyd Center..........................     Managed/MLP        476           21,384             a, b, c, d, e, f
TEXAS
  Austin, Austin Airport(3)......................       Managed          300           12,000             b, c, d, e, f, g
UTAH
  Salt Lake City.................................        Leased          495           22,000             a, b, c, d, e, f
WASHINGTON
  Aberdeen.......................................        Owned            67                0                       g
  Bellevue.......................................        Owned           353           17,355             a, b, c, d, f, g
  Bellevue, Bellevue Center......................     Managed/MLP        208            3,179             b, c, d, e, f, g
  Kelso..........................................        Leased          163            8,670                b, c, f, g

                                                                      NUMBER OF
                                                      OWNERSHIP(1)      GUEST       MEETING SPACE
                       LOCATION                         INTEREST        ROOMS         (SQ. FT.)             AMENITIES(2)
                       --------                         --------        -----         ---------             ------------
  Pasco..........................................        Owned           279          17,240             b, c, d, e, f, g
  Port Angeles...................................        Owned           187               0                    b, f, g
  Richland, Richland/Hanford House...............        Owned           149           8,156               b, c, e, f, g
  Seattle, Seattle Airport.......................        Leased          850          34,000             a, b, c, d, e, f
  Spokane Valley.................................     Managed/MLP        237          12,629             b, c, d, e, f, g
  Spokane City Center............................          JV            369          13,000             b, c, d, e, f, g
  Vancouver......................................        Leased          160          16,700               b, c, e, f, g
  Wenatchee......................................        Leased          149           7,678               b, c, e, f, g
  Yakima.........................................        Owned            58               0                     f, g
  Yakima, Yakima Valley..........................     Managed/MLP        209           7,148               b, c, e, f, g
                                                                      ------         -------
 Total                                                                14,250         667,331
                                                                      ======         =======
- - - ----------

(1)  Ownership Interest Key:
     Owned    =  Wholly owned (100%)
     Leased   =  Long-term lease (the term of the Lease is 15 years, subject to five five-year renewal options)
     JV       =  Joint Ventures (Red Lion owns a 49.9 percent interest in each joint venture other than Spokane
                 City Center, in which it owns a 10 percent interest).
     Managed  =  Operated under management contracts
     MLP      =  Owned by Red Lion Inns Limited Partnership
(2)  Amenities Key:
     a = Concierge/executive level     d = Exercise room                  g = Free parking
     b = Dining                        e = Free airport courtesy car
     c = Entertainment lounge          f = Swimming pool
(3)  Property owned subject to a non-recourse, cash flow mortgage.

THE LEASE

     On August 1, 1995, the Leased Hotels were leased by the Partnership to the Company pursuant to the Lease. The initial term of the Lease is 15 years, subject to earlier termination by the Partnership upon the occurrence of one or more Events of Default (as defined in the Lease). In addition, the Company has the option to extend the Lease on a hotel-by-hotel basis for five additional five year periods on the same terms. The Partnership's ownership interest in the Leased Hotels is subject to the Lease.

     Rental payments under the Lease consist of base rent (the "Base Rent"), payable quarterly, and additional rent (the "Additional Rent"), payable annually, based on growth in revenues at the Leased Hotels. The Base Rent for all of the Leased Hotels is $15 million per year. The Additional Rent for the Leased Hotels will be equal to 7.5% of the amount, if any, by which the aggregate Operating Revenues (as defined in the Lease) for all of the Leased Hotels under the Lease for the given year exceeds the aggregate Operating Revenues at all such Leased Hotels for the twelve month period commencing October 1, 1995. This long-term arrangement allows the Company to retain all of the benefit from any increase in operating income from these properties during the term of the Lease, subject to the payment of Additional Rent.

     The Partnership has retained the right to sell one or more of the Leased Hotels to third parties, subject to the terms of the Lease. Upon any sale of a Leased Hotel by the Partnership, the Leased Hotel would be leased under a stand alone lease which would be modified to provide, among other things, for a calculation of Additional Rent based on the Gross Revenues of that Leased Hotel alone.

     The Lease is a triple net lease which requires the Company to maintain the Leased Hotels in good condition and repair and in conformity with all applicable legal requirements and to make or cause to be made all items of maintenance, repair, replacement and alteration to the Leased Hotels as necessary for such purposes. In addition, the Company is required to pay substantially all expenses associated with the operation of the Leased Hotels, including all ground lease expense, real estate taxes, insurance, utilities and services. If in any year the Company fails to spend at least 3% of the aggregate annual Operating Revenues from all of the Leased Hotels under the Lease on capital expenditures, including without limitation renovations, at one or more of the Leased Hotels, it will be required to deposit any shortfall into a reserve account. Any fixtures, furniture or equipment installed and used in the Leased Hotels that are replaced during the term of the Lease will become the property of the Company, subject to a security interest therein granted to the Partnership. At the end of the Lease, the Partnership will have the option to purchase any such fixtures, furniture or equipment from the Company at their then fair market value.

     The Lease provides that each of the following constitutes an Event of
Default: (i) failure to pay any monetary obligation, including Base Rent and Additional Rent, subject to certain limited cure periods, (ii) failure by the Company after notice to comply with any material term, covenant or condition of the Lease, (iii) certain events of bankruptcy or insolvency with respect to the Company, (iv) the liquidation or dissolution of the Company or commencement of proceedings therefor, (v) failure by the Company, after notice or passage of time, to vacate or discharge any levy or attachment upon the estate or interest of the Company in any Leased Hotel, (vi) voluntary cessation by the Company of operation of any Leased Hotel for a certain period, except as a result of damage, destruction or a partial or complete condemnation, (vii) default by the Company of its obligations under the Credit Facilities and (viii) an assignment or subletting by the Company without obtaining from the Partnership any required consent. In addition, the Company's and the Partnership's lenders will have, pursuant to the terms of their respective credit facilities, certain rights to consent to any changes to the Lease, and the Partnership's lenders will have certain rights to consent to assignments or sublettings by the Company to third parties of hotels that are subject to the Lease.

     The Company will fully indemnify the Partnership and its affiliates for any matter arising by reason of or in connection with the leasing, use, non-use, occupancy, management or operation of each of the Leased Hotels prior to or during the term of the Lease, including violations of Environmental Laws, discharges, disposals or releases of Hazardous Materials, presence of Hazardous Materials, including any which are the result of off-site migration onto the Leased Hotels, and certain exposures to Hazardous Materials (as such terms are defined in the Lease) which exist at or are released from any of the Leased Hotels prior to or during the term of the Lease. Such indemnities will survive the termination of the Lease.

     While Red Lion believes the terms of the Lease are fair to both parties, those terms were not negotiated on an arms-length basis.

ITEM 3.  LEGAL PROCEEDINGS

     Red Lion is involved in various lawsuits arising in the normal course of business. Red Lion believes that the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are appointed by and hold office at the discretion of the directors. The following table sets forth as of December 31, 1995 certain information regarding the Company's executive officers.

       Name               Age                      Position
       ----               ---                      --------
David J.  Johnson         49        President, Chief Executive Officer and Chairman of
                                    the Board
C. Michael Vernon         48        Chief Financial Officer
Thomas W. Henry           48        Senior Vice President, Design and Construction
Steven L. Hubbard         51        Senior Vice President, Human Resources
Beth A. Ugoretz           40        Senior Vice President and General Counsel
Jeffrey G. Angus          39        Vice President, Sales and Marketing
Clifford D. Barry         40        Vice President, Systems
Michael J. Crowley        41        Regional Vice President (Oregon/Idaho)
Bruce T. Fery             35        Vice President, Rooms
Bradley E. Hutton         45        Regional Vice President (California)
Dan R. Jackson            42        Vice President, Controller
Anupam Narayan            42        Vice President, Treasurer
Jack G. Reiss             45        Regional Vice President (Frontier)
Paul R. Ryan              45        Vice President, Food & Beverage
George H. Schweitzer      40        Regional Vice President (Washington)

     All of the executive officers have been employed by Red Lion in their present positions for at least the last five years except as follows:

     DAVID J. JOHNSON. Mr. Johnson has been President and Chief Executive Officer of Red Lion since September 1991. From 1989 to September 1991, Mr. Johnson was a general partner with Hellman & Friedman, a San
Francisco-based investment firm.

     C. MICHAEL VERNON. Mr. Vernon has been Chief Financial Officer of the Company since August 1995. From 1990 to 1995, Mr. Vernon was Chief Executive Officer of the Port of Sacramento.

     BETH A. UGORETZ. Ms. Ugoretz has been Senior Vice President and General Counsel of Red Lion since June 1993. From 1983 to June 1993, Ms. Ugoretz was an associate and then a partner at the law firm of Stoel Rives Boley Jones & Grey.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's initial public offering of common stock (the "Offering") commenced July 26, 1995 at a stock price of $19 per share. The common stock is listed on the New York Stock Exchange under the symbol "RL". The following table sets forth the high and low sales prices for the Company's common stock as reported by the New York Stock Exchange for the periods indicated.

                                                  1995
                                       ---------------------------
                                       High                    Low
                                       ----                    ---
        3rd Quarter                 $24.375                 $19.00
        4th Quarter                  21.125                  15.75

     At March 1, 1996, there were 31,312,500 shares of common stock outstanding held by approximately 95 shareholders of record.

     The Company intends to retain future earnings for use in its operations and the expansion of its business and does not currently anticipate paying any dividends on common stock. The Company's bank credit agreement, providing for borrowings of up to $265,000,000 and expiring in August 2002 prohibits the payment of dividends on common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     SELECTED PRO FORMA FINANCIAL, HISTORICAL FINANCIAL AND OTHER DATA
             (in thousands, except share and statistical data)

     On August 1, 1995, immediately prior to the closing of its initial public offering (the "Offering"), the Company succeeded to the business of Historical Red Lion through the transfer by Historical Red Lion of substantially all of its assets (other than 17 hotels (the "Leased Hotels"), certain minority joint venture interests and certain current assets) and certain liabilities to the Company (the "Formation"). Immediately thereafter, the Company repaid or refinanced substantially all of its indebtedness with proceeds of the Offering and new borrowings (the "Refinancing"). The pro forma financial information provided below generally gives effect to the Formation and the Refinancing as if they had occurred on January 1, 1994 (see Note a below) and, in particular, combines the results of operations of Historical Red Lion for the portion of 1995 prior to the Formation with the Company's results of operations for the portion of 1995 after the Formation to show the results of the business for the entire year. The information set forth below should be read in conjunction with the Consolidated Financial Statements and Notes of the Company and of Historical Red Lion, and Management's Discussion and
Analysis of Financial Condition and Results of Operations for the Company and Historical Red Lion, as well as the Pro Forma Consolidated Statements of Income included elsewhere in this report.


                                                  The Company                                 Historical Red Lion
                                       --------------------------------   -------------------------------------------------------
                                                                    Ten        Seven
                                      Years Ended December 31,   Months       Months
                                       ---------------------      Ended        Ended             Years Ended December 31,
                                       Pro Forma   Pro Forma    Dec. 31,     July 31,   -----------------------------------------
                                        1995(a)     1994(a)     1995(b)         1995        1994        1993       1992      1991
                                       ---------   ---------    -------   ----------    --------    --------   --------  --------
OPERATING STATEMENT DATA:
Revenues...........................    $492,369    $462,888    $214,769     $282,206    $462,888    $440,017   $413,489  $412,574
Gross operating profit(c)..........     173,928     157,438      80,201       98,333     157,438     143,661    135,373   128,309
Depreciation and amortization (d)..      19,327      19,813       8,715       17,054      31,313      31,144     34,630    36,612
Operating income (a)...............      56,599      60,564      20,285       38,420      63,714      52,449     42,307    35,009
Interest expense, net..............      18,062      19,363       8,107       20,316      32,737      30,065     32,055    45,418
Income (loss) before income
  taxes and cumulative effect
  of accounting change.............      40,078      41,536      11,498       20,129      30,983      21,573     12,793    (9,827)
Cumulative effect of
  accounting change (e)............          --          --          --           --          --     (29,878)        --        --
Income tax (benefit) expense (f)...       7,327      16,614      (4,107)          --          --          --         --        --
Net income (loss)..................      32,751      24,922      15,605       20,129      30,983      (8,305)    12,793    (9,827)
Earnings per common share..........    $   1.05    $   0.80    $   1.00           --          --          --         --        --
BALANCE SHEET DATA:
Cash and cash equivalents and
  short term debt securities.......    $     --    $     --    $ 68,355     $     --    $ 68,695    $  1,278  $   1,404  $  2,500
Property and equipment, net........          --          --     336,269           --     514,807     519,632    563,385   569,900
Total assets.......................          --          --     526,920           --     693,344     626,961    667,181   674,231
Long-term debt, including
  current portion..................          --          --     223,367           --     497,302     468,843    504,753   529,803
Partners'/Stockholders' equity.....          --          --     230,279           --     135,158     104,175    112,480    99,687
OTHER DATA:
Gross operating margin (c).........       35.3%       34.0%       37.3%        34.8%       34.0%       32.6%      32.7%     31.1%
Occupancy percentage (g)...........       72.7%       72.1%       71.9%        73.2%       72.1%       70.9%      70.7%     70.4%
Average daily room rate (h)........    $  75.14    $  70.52    $  75.13     $  75.14    $  70.52    $  67.88  $   66.11  $  66.39
- - - ---------------

(a) The pro forma financial information gives effect to the Formation and the Refinancing as if they had occurred on January 1, 1994, except that certain expenses resulting from the Formation and Offering totaling $14,662 and the initial recording of estimated deferred income tax benefits of $9,736 resulting from the Formation, all of which were included in the Company's actual financial results for the 10 months ended December 31, 1995, are included in the 1995 pro forma presentation. The expenses resulting from the Formation and Offering include $13,348 for obligations under an incentive unit plan and a supplemental income retirement agreement which were contingent upon the completion of the Offering. The expenses resulting from the Formation and Offering also include the write-off of previously recorded financing costs, debt discount and prepayment penalties and expenses of $1,314 associated with the transfer of assets to the Company. Excluding the nonrecurring expenses resulting from the Formation and Offering, pro forma 1995 operating income would have been $71,261.

      Excluding the impact of the nonrecurring Formation costs of $1,314, obligations under an incentive unit plan and a supplemental retirement agreement aggregating $13,348, and deferred income tax benefits of $9,736, pro forma net income would have been $32,847 or $1.05 per common share for 1995.

(b) Results of operations include five months of actual operations subsequent to the August 1, 1995 Formation date as well as operations of one joint venture for the period from March 1, 1995 through July 31, 1995.

(c) "Gross operating profit" represents revenues less departmental direct and property indirect expenses. "Gross operating margin" represents gross operating profit as a percentage of revenues. Gross operating profit and gross operating margin are included herein because management uses them as a measure of hotel operating performance and because management believes these items are useful in making industry comparisons.

(d) Effective January 1, 1993, Historical Red Lion prospectively changed the estimated useful lives of its hotels to 40 years from lives averaging 32 years. The effect of this change decreased depreciation expense in 1993 by approximately $2,600. In addition, the 17 Leased Hotels were retained by the Partnership in the Formation. Accordingly, the pro forma data and the Company's results of operations for the ten months ended December 31, 1995 do not include depreciation on the Leased Hotels.

(e) Effective January 1, 1993, Historical Red Lion changed its accounting method for measuring impairment of individual hotel properties from using undiscounted future cash flows to discounted future cash flows. As a result of this change, 1993 net income includes a reduction in the carrying value of one hotel of $29,878, which is reflected in the 1993 financial statements as the cumulative effect of an accounting change.

(f) Historical Red Lion made no provision for income taxes since taxes on income were the responsibility of the individual partners. Pro forma and Company income taxes are calculated at an estimated tax rate of 40%. Income taxes for 1995 pro forma and the Company's ten-month period ended December 31, 1995 include a deferred income tax benefit of $9,736 resulting from the tax effect of the differences between the book and tax bases of the assets and liabilities transferred to the Company by Historical Red Lion.

(g)   Calculated on a per available room per year basis.

(h)   Based on rooms occupied.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this document. The Company believes the comparison of pro forma results below provides a more meaningful presentation than historical operations given the relatively short period of time since the Company's operations commenced.

                                                                       UNAUDITED
                                                                       PRO FORMA(A)
                                                                   YEAR ENDED DEC. 31,
                                                                -------------------------
                                                                      1995           1994
                                                                ----------     ----------
                                                                      (IN THOUSANDS)
REVENUES:
  Rooms                                                         $  277,204     $  257,699
  Food and beverage                                                165,281        159,154
  Other                                                             49,884         46,035
                                                                ----------     ----------

      Total revenues                                               492,369        462,888
                                                                ----------     ----------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
    Rooms                                                           68,393         64,121
    Food and beverage                                              127,450        124,070
    Other                                                           18,588         17,586
Property indirect expenses                                         104,010         99,673
Other costs(b)                                                      36,445         34,220
Depreciation and amortization(c)                                    19,327         19,813
Payments due to owners of managed hotels                            46,895         42,841
Expenses resulting from Formation and Offering(d)(g)                14,662           --
                                                                ----------     ----------

OPERATING INCOME                                                    56,599         60,564

EQUITY IN EARNINGS OF
  UNCONSOLIDATED JOINT VENTURES                                      2,299          1,327

OTHER INCOME (EXPENSE):
  Interest income                                                    3,697          1,405
  Interest expense(e)                                              (21,759)       (20,768)
                                                                ----------     ----------

      Total other expense                                          (18,062)       (19,363)
                                                                ----------     ----------

INCOME BEFORE JOINT VENTURERS'
  INTERESTS                                                         40,836         42,528

JOINT VENTURERS' INTERESTS                                            (758)          (992)
                                                                ----------     ----------

INCOME BEFORE INCOME TAXES                                          40,078         41,536

INCOME TAX EXPENSE (f) (g)                                          (7,327)       (16,614)
                                                                ----------     ----------

NET INCOME                                                      $   32,751     $   24,922
                                                                ==========     ==========

PRO FORMA EARNINGS PER COMMON SHARE                             $     1.05     $     0.80

COMMON SHARES (h)                                               31,312,500     31,312,500

OTHER STATISTICS:
  Gross Operating Profit                                        $  173,928     $  157,438
  Gross Operating Margin                                              35.3%          34.0%

(a) On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding the Leased Hotels, certain minority joint venture interests and certain current assets) and certain liabilities to the Company in the Formation. Also effective August 1, 1995, the Company entered into a long-term master lease with the Partnership for the Leased Hotels. Pro forma results in the accompanying pro forma information include the actual results of the Company and the results of Historical Red Lion adjusted to give effect to the Formation, the leasing of the Leased Hotels, and the repayment and refinancing of substantially all debt with borrowings under a new credit facility and the net proceeds of the public offering, assuming that such events were completed on January 1, 1994, except that certain nonrecurring expenses and tax benefits recorded in connection with the Formation are included in the 1995 pro forma presentation.

(b) Pro forma other costs include annual lease expense of $15,000,000 associated with the Leased Hotels, offset by annual administrative costs of $350,000 for which the Company is reimbursed by the Partnership.

(c) Pro forma depreciation and amortization is $6.4 million and $11.5 million lower than that recorded by Historical Red Lion for the seven months ended July 31, 1995 and the year ended December 31, 1994, respectively, due primarily to the depreciation and amortization associated with the Leased Hotels.

(d) The 1995 pro forma results include nonrecurring Formation costs of $1,314,000 as well as obligations under an incentive unit plan and a supplemental income retirement agreement aggregating $13,348,000. These amounts were recorded by the Company subsequent to completion of the Offering.

(e) Pro forma interest expense for the years ended December 31, 1995 and 1994 reflects the effects of the Formation and Refinancing as if those events had occurred on January 1, 1994. Accordingly, pro forma interest expense does not include interest on debt associated with the Leased Hotels or repaid with the proceeds of the Offering.

(f) Pro forma income tax expense for the year ended December 31, 1995, includes tax benefits of $9,736,000 associated with the net assets contributed to the Company by Historical Red Lion. No such benefits were recognized for the year ended December 31, 1994.

(g) Excluding the impact of the expenses resulting from the Formation and Offering aggregating $14,662,000 and the tax benefits recorded in connection with the net assets contributed to the Company by Historical Red Lion, pro forma net income for the year ended December 31, 1995 would be $32,847,000 or $1.05 per share.

(h) Based on the number of common shares issued in the Offering, as if the Offering occurred on January 1, 1994.


Pro Forma 1995 Compared to Pro Forma 1994

     Pro forma net income increased from $24.9 million, or $.80 per share, in 1994, to $32.8 million, or $1.05 per share in 1995, an increase of 31.4%. Net income for 1995 reflected pre-tax expenses resulting from the Formation and Offering totaling $14,662,000, the effects of which were substantially offset by a deferred income tax benefit of $9,736,000. The net negative effect of these factors on pro forma income for 1995 was $96,000, or less than $.01 per share.

     REVENUES. Pro forma revenues rose from $462.9 million in 1994 to $492.4 million in 1995, an increase of $29.5 million, or 6.4%. The changes in specific revenue categories are discussed below.

     Pro forma room revenues increased 7.6% to $277.2 million in 1995, compared to $257.7 million in 1994. The increase in pro forma room revenues was due primarily to a 6.6% increase in average daily room rate, which rose to $75.14. Occupancy for 1995 increased from 72.1% to 72.7%.

     Pro forma food and beverage revenues for 1995 increased 3.8% from 1994. The increase in pro forma food and beverage revenues was primarily due to an increase in banquet revenues and the addition of an airport restaurant facility which opened in late 1994.

     Other pro forma revenues for 1995 rose 8.4% over 1994 due mainly to an increase in meeting room rentals and telephone sales.

     EXPENSES. Pro forma departmental direct expenses (expenses related to a specific function such as rooms or food and beverage) increased 4.2% in 1995. However, as a percentage of revenues, pro forma departmental direct expenses decreased from 44.5% to 43.6% primarily due to effective control of food costs.

     Pro forma property indirect expenses increased 4.4% in 1995 but decreased modestly as a percentage of revenues. Indirect costs include expenses related to a hotel's general operation, such as utilities, repairs and maintenance, promotional expenses and administrative costs.

     Pro forma gross operating profit (revenues less departmental direct and property indirect expenses) rose from $157.4 million in 1994 to $173.9 million in 1995, a 10.5% increase. Pro forma gross operating profit margins improved from 34.0% in 1994 to 35.3% in 1995, primarily due to the decrease in departmental direct expenses as a percentage of revenues.

     Pro forma other costs, which include corporate administrative and general expenses, property taxes, insurance, leases and other miscellaneous costs, increased 6.5% due primarily to increases in corporate administrative and general expenses and insurance, while depreciation and amortization fell 2.5% from 1994 to 1995.

     The Company's revenues and expenses include operating revenues and expenses of unconsolidated managed properties since the operating responsibilities associated with those hotels are substantially the same as those for owned hotels. Payments to owners of those hotels, net of the Company's management fees, increased 9.5% from 1994 to 1995, primarily due to improved operating performance of the managed properties.

     Management fees in connection with the managed hotels for 1995 increased 6.7% from $10.3 million to $10.9 million. The majority of the management fees are incentive fees related mainly to Red Lion Inns Limited Partnership (the "MLP") (see Note 6 to the Company's financial statements), which are determined, in part, on the basis of available cash flows. For 1995, incentive management fees increased $1.0 million.

     The pro forma results for 1995 include $14.7 million of nonrecurring costs associated with the Formation and Offering (see Note 8 to the Company's financial statements). Such costs include approximately $13.4 million expensed in conjunction with an incentive unit plan and a supplemental income retirement agreement. As the obligations under the plan and the agreement were contingent upon completion of the Company's initial public offering, no liability or related expense had been recorded by

Historical Red Lion. In addition, the Company recognized $1.3 million of expense in connection with refinancing the assumed debt and transferring Historical Red Lion's assets to the Company.

     Pro forma operating income decreased from $60.6 million in 1994 to $56.6 million in 1995 due primarily to the expenses resulting from the Formation and Offering. Excluding those expenses, pro forma operating income would have increased $10.7 million, or 17.7%, in 1995.

     Pro forma interest expense increased from $20.8 million in 1994 to $21.8 million in 1995, an increase of 4.8%, due primarily to interest rate increases on debt not refinanced. Interest income increased $2.3 million as a result of interest earned on short-term investments acquired with proceeds from the initial public offering.

     Pro forma income tax expense decreased from $16.6 million in 1994 to $7.3 million in 1995, a decrease of $9.3 million. The decrease resulted largely from $9.7 million of deferred tax benefits recognized as a result of a change in tax status at the Formation date as Historical Red Lion was a partnership whose partners were responsible for its taxes. The decrease also reflects $4.9 million of tax benefits associated with the $14.7 million in expenses resulting from the Formation and Offering. Excluding the tax benefits resulting from the Formation and Offering and the resultant change in tax status, the effective tax rate for 1995 would have been 40.0%, the same effective rate as 1994.

Company for the Ten Months Ended December 31, 1995

     The only operations of the Company prior to the Formation related to a joint venture interest in one Red Lion hotel that was contributed to the Company by Historical Red Lion in March 1995. On a historical basis, which includes the actual operations of the Company following the August 1, 1995 Formation, the Company had net income of $15.6 million for the ten months ended December 31, 1995. The period's net income included an income tax benefit of approximately $9.7 million, recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and expenses, net of income tax benefits, of approximately $9.8 million resulting from the Formation and Offering.

Historical Red Lion 1994 Compared to Historical Red Lion 1993

     The comparison of operating results of Historical Red Lion for the years ended December 31, 1994 and 1993 is based on the actual results of operations of Historical Red Lion as reflected in its statements of income. Such results do not include the effects of the Formation and Refinancing.

     Income before cumulative effect of accounting change increased from $21.6 million in 1993 to $31.0 million in 1994, an increase of $9.4 million, or 43.6%.

     In 1993, Historical Red Lion changed its method of measuring impairment of individual hotel properties from using undiscounted future cash flows to discounted cash flows, resulting in a reduction of net income of $29.9 million, which is reflected as a cumulative effect of an accounting change.

     REVENUES. Revenues increased 5.2% from $440.0 million in 1993 to $462.9 million in 1994. Room revenues rose $15.5 million in 1994, an increase of 6.4%. The increase in room revenues was due to improvements in occupancy and average daily room rate at existing hotels and an increase in the number of available room nights. Average daily room rates rose from $67.94 in 1993 to $70.52 in 1994, a 3.8% increase. Occupancy improved from 70.9% in 1993 to 72.1% in 1994, while available room nights increased 0.8% from 5,027,000 to 5,068,000. Revenues from group business increased $5.4 million, or 6.8%, primarily due to a 4.9% increase in group room nights. Food and beverage revenues increased 1.9% from $156.2 million in 1993 to $159.2 million in 1994, a year in which Historical Red Lion completed a program to reformat its restaurants to respond to customer preferences for more casual dining and lighter fare. Other revenues grew from $41.6 million in 1993 to $46.0 million in 1994, an increase of 10.6%. This increase was due primarily to higher banquet-related revenues. The results for 1994 include the first full year of operations of a managed hotel that was added to the Red Lion system in May of 1993.

     EXPENSES. Departmental direct expenses increased from $201.2 million in 1993 to $205.8 million in 1994, an increase of 2.3%, but decreased as a percentage of revenues from 45.7% to 44.5%. This decrease as a percentage of revenues was due primarily to reduced labor costs resulting from higher labor productivity and to lower food costs resulting from more centralized purchasing.

     Property indirect expenses increased 4.8% from $95.1 million in 1993 to $99.7 million in 1994. As a percentage of revenues, property indirect expenses remained relatively constant.

     Gross operating profit rose from $143.7 million in 1993 to $157.4 million in 1994, an increase of 9.6%. Gross operating margins improved from 32.6% in 1993 to 34.0% in 1994.

     Other costs increased from $18.3 million in 1993 to $19.6 million in 1994, but remained relatively constant as a percentage of revenues. The increase in other costs was attributable largely to increases in property taxes, insurance costs and administrative expenses.

     Payments due to owners of managed hotels increased $1.1 million, or 2.7% to $42.8 million in 1994. Management fees received in connection with the managed hotels increased from $6.1 million in 1993 to $10.3 million in 1994, an increase of 67.8%. These increases were primarily due to an increase of $3.3 million in incentive management fees due to improved operating performance of the managed hotels.

     Operating income climbed from $52.4 million in 1993 to $63.7 million in 1994, an improvement of 21.5%, and increased as a percentage of revenues from 11.9% to 13.8%. The increase in operating income resulted primarily from the improvement in gross operating profit, offset by increases in other costs, depreciation and amortization, and payments due to owners of managed hotels.

     Equity in earnings of unconsolidated joint ventures increased from $1.2 million in 1993 to $1.3 million in 1994.

     Interest expense, net, increased 8.9% from $30.1 million in 1993 to $32.7 million in 1994. This increase reflects higher interest rates in 1994, partially offset by a reduction of $4.4 million in average outstanding debt balances, an increase in average combined cash and cash equivalents balances of $22.6 million and an increase of $9.3 million in average short-term debt securities balances. Average combined cash and cash equivalents balances and short-term average debt securities balances increased as a result of borrowings under Historical Red Lion's revolving credit line.

     Losses on sale of property reflects a sale of excess land in 1993, resulting in a $1.7 million loss.

     Income attributable to joint venturers' interests increased from $.3 million in 1993 to $1.3 million in 1994. This item reflects earnings attributable to the interests of the joint venture partners in the five consolidated joint venture hotels.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash is hotel operations. The Company and Historical Red Lion historically have generated internal cash flow to meet operating needs, make capital expenditures and reduce outstanding debt. The Company's future debt levels may vary depending on, among other factors, financing required to fund external growth opportunities, the amount of cash provided by operations and debt maturities.

     The Company and Historical Red Lion have made extensive capital expenditures over the last three years, investing $17.4 million, $22.3 million and $31.3 million in owned and joint venture properties in 1993, 1994 and 1995, respectively, excluding amounts for acquisitions and new construction. These expenditures included guest room, lounge and restaurant renovations, public area refurbishments, telephone and computer system upgrades, and corporate expenditures and were funded from operating cash flows. The Company expects 1996 capital expenditures to remain relatively constant as a percentage of net revenues with 1995. At December 31, 1995, commitments relating to capital improvement projects were approximately $8.6 million. Management believes this level of capital investment will give the company a significant competitive advantage and position it to take advantage of the lodging industry's improving performance. As part of its capital expenditure program, the Company budgets for costs incurred in connection with environmental compliance at its properties. These costs historically have not been material, and the Company does not anticipate incurring material costs for environmental compliance in the future.

     In connection with the Formation, the Company repaid the majority of the debt contributed to the Company by Historical Red Lion with the proceeds of the equity offering and a new $135 million seven year term loan. The term loan bears interest at a rate that varies based on the London Interbank Offering Rate ("LIBOR") plus 2% (8.0% at December 31,
1995). The term loan matures in 2002 and requires quarterly mandatory prepayments totaling $5 million in the first year, $13.5 million in the second year, $17.5 million in the third year, $20 million in each of the fourth and fifth years, and $29.5 million in each of the sixth and seventh years. The term loan balance at December 31, 1995 was $133.75 million. In addition, on August 1, 1995, the Company obtained a $130 million credit line facility of which $80 million is available for acquisitions and $50 million is available for working capital requirements. The credit line facility has a seven year term and an interest rate that varies based on LIBOR. As of December 31, 1995 the interest rate was 8.0% and there was no outstanding balance. The credit facility matures in 2002 and will be reduced by quarterly commitment reductions totaling $12.5 million per year beginning in 1998. The $80 million available for acquisitions is anticipated to be utilized by the Company to finance the addition of hotels to the Red Lion chain through acquisitions, management contracts, joint ventures or leases.

     The Company believes that a combination of its existing cash and cash equivalents, internally generated cash flows and its borrowing ability under the credit facility will be sufficient to fund its operations and capital outlays.

SEASONALITY

     The lodging industry is affected by normally recurring seasonal patterns. At most Red Lion hotels, demand is higher in the summer and early fall (May through October) than during the balance of the year. Demand also changes on different days of the week, with Sunday generally having the lowest occupancy.

INFLATION

     The effect of inflation, as measured by fluctuations in the Consumer Price Index, has not had a material impact on the Company's revenue or net income during the periods under review.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO FINANCIAL STATEMENTS

RED LION HOTELS, INC.

  Report of Management....................................................  25
  Independent Auditors' Report............................................  26
  Consolidated Balance Sheet at December 31, 1995.........................  27
  Consolidated Statement of Income for the Ten Months Ended
     December 31, 1995....................................................  28
  Consolidated Statement of Stockholders' Equity for the Ten Months Ended
     December 31, 1995....................................................  29
  Consolidated Statement of Cash Flows for the Ten Months Ended
     December 31, 1995....................................................  30
  Notes to Consolidated Financial Statements..............................  31

HISTORICAL RED LION

  Independent Auditors' Reports...........................................  45
  Consolidated Balance Sheet at December 31, 1994.........................  47
  Consolidated Statements of Operations for the Years Ended
     December 31, 1994 and 1993 and the Seven Months Ended
     July 31, 1995........................................................  48
  Consolidated Statements of Partners' Equity for the Years Ended
     December 31, 1994 and 1993 and the Seven Months Ended July 31, 1995.. 49 Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994 and 1993 and the Seven Months Ended July 31, 1995..  50
  Notes to Consolidated Financial Statements..............................  52

PRO FORMA FINANCIAL STATEMENTS............................................  64

  Pro Forma Consolidated Statements of Income for the Year
     Ended December 31, 1995..............................................  65
  Pro Forma Consolidated Statements of Income for the Year
     Ended December 31, 1994..............................................  66
  Notes to Pro Forma Statements of Income.................................  67

                            REPORT OF MANAGEMENT


     The consolidated financial statements and other financial information of Red Lion Hotels, Inc. in this report were prepared by management, which is responsible for their contents. They reflect amounts based upon management's best estimates and informed judgments. In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles.

     The Company maintains a system of internal accounting controls and procedures which is designed to provide reasonable assurance that transactions are executed as authorized, that they are properly recorded to produce reliable financial records, and that accountability for assets is maintained.

     The consolidated financial statements for the ten months ended December 31, 1995 have been audited to the extent required by generally accepted auditing standards by Deloitte & Touche LLP, independent auditors. In connection therewith, management has considered the recommendations made by the independent auditors in connection with their audit and has responded in an appropriate, cost effective manner.

     The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets with representatives of management, and the independent auditors, both separately and jointly. The Committee reports to the Board on its activities and findings.


David J. Johnson                       Michael Vernon
President                              Chief Financial Officer
Chief Executive Officer
Chairman of the Board

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Red Lion Hotels, Inc.:

     We have audited the accompanying consolidated balance sheet of Red Lion Hotels, Inc. and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the ten month period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Red Lion Hotels, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the ten month period ended December 31, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Portland, Oregon
February 24, 1996

                           RED LION HOTELS, INC.
                         CONSOLIDATED BALANCE SHEET
                     (in thousands, except share data)


                                                         DECEMBER 31, 1995
                                                         -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $  68,355
  Accounts receivable, net                                          19,709
  Accounts receivable - affiliates                                  12,096
  Inventories                                                        6,339
  Prepaid expenses and other current assets                          5,461
  Deferred income taxes                                              2,306
                                                                  --------

      Total current assets                                         114,266
                                                                  --------

PROPERTY AND EQUIPMENT, net                                        336,269

INVESTMENT IN AND ADVANCES TO
  UNCONSOLIDATED JOINT VENTURES                                     16,429

GOODWILL, net                                                       21,508
DEFERRED INCOME TAXES                                                6,571
DUE FROM AFFILIATE                                                  20,828
OTHER ASSETS, net                                                   11,049
                                                                  --------

      Total assets                                               $ 526,920
                                                                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $  23,618
  Accrued expenses                                                  37,197
  Current portion of long-term debt                                  7,759
                                                                  --------

     Total current liabilities                                      68,574
                                                                  --------

LONG-TERM DEBT, NET OF CURRENT PORTION                             215,608

OTHER LONG-TERM OBLIGATIONS                                         11,169

JOINT VENTURERS' INTEREST                                            1,290

COMMITMENTS AND CONTINGENCIES (Notes 4 and 9)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 31,312,500 shares issued and outstanding               313
  Additional paid-in capital and net assets contributed            214,361
  Retained earnings                                                 15,605
                                                                  --------

      Total stockholders' equity                                   230,279
                                                                  --------

      Total liabilities and stockholders' equity                 $ 526,920
                                                                  ========


              See notes to consolidated financial statements.

                           RED LION HOTELS, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                     (in thousands, except share data)


                                                             TEN
                                                         MONTHS ENDED
                                                      DECEMBER 31, 1995
                                                      -----------------
REVENUES:
  Rooms                                                       $ 115,370
  Food and beverage                                              72,711
  Other                                                          26,688
                                                               --------
     Total revenues                                             214,769
                                                               --------
OPERATING COSTS AND EXPENSES:
  Departmental direct expenses
    Rooms                                                        28,723
    Food and beverage                                            54,181
    Other                                                         7,996
  Property indirect expenses                                     43,668
  Other costs                                                    17,111
  Depreciation and amortization                                   8,715
  Payments due to owners of managed hotels                       19,428
  Expenses resulting from the Formation and Offering             14,662
                                                               --------

OPERATING INCOME                                                 20,285

EQUITY IN EARNINGS OF UNCONSOLIDATED                                685
  JOINT VENTURES

OTHER INCOME (EXPENSE):
  Interest income                                                 1,600
  Interest expense                                               (9,707)
                                                               --------

      Total other expense                                        (8,107)
                                                               --------

INCOME BEFORE JOINT VENTURERS' INTERESTS                         12,863

JOINT VENTURERS' INTERESTS                                       (1,365)
                                                               --------

INCOME BEFORE INCOME TAXES                                       11,498

INCOME TAX BENEFIT                                                4,107
                                                               --------

NET INCOME                                                    $  15,605
                                                               ========

EARNINGS PER COMMON SHARE                                         $1.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   15,656,300

              See notes to consolidated financial statements.

                           RED LION HOTELS, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the ten months ended December 31, 1995
                               (in thousands)


                                                                               Additional
                                                                                  Paid-in
                                                       Common Stock           Capital and
                                                   ---------------------       Net Assets       Retained
                                                   Shares         Amount      Contributed       Earnings           Total
                                                   ------       --------      -----------       --------           -----
Balance, February 28, 1995                             --       $     --         $     --       $     --        $     --

Net assets contributed                             20,900            209           34,427             --          34,636

Net proceeds from initial public
  offering                                         10,063            101          173,287             --         173,388

Issuance of shares in conjunction with
  termination of an incentive unit plan               350              3            6,647             --           6,650

Net income                                             --             --               --         15,605          15,605
                                                   ------       --------         --------        -------        --------

Balance, December 31, 1995                         31,313       $    313         $214,361        $15,605        $230,279
                                                   ======       ========         ========        =======        ========

              See notes to consolidated financial statements.

                           RED LION HOTELS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the ten months ended December 31, 1995
                               (in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                                           $  15,605
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Income attributable to joint venturer's interest                                                                     1,365
      Equity in earnings of unconsolidated joint ventures                                                                   (685)
      Depreciation and amortization                                                                                        8,715
      Amortization of other assets                                                                                         1,092
      Deferred income taxes                                                                                               (8,877)
      Issuance of common stock in connection with termination
          of the incentive unit plan                                                                                       6,650
   Changes in assets and liabilities:
      Accounts receivable                                                                                                 (1,097)
      Accounts receivable - affiliates                                                                                    (2,015)
      Inventories                                                                                                           (413)
      Prepaid expenses and other current assets                                                                             (427)
      Accounts payable and accrued expenses                                                                               17,683
                                                                                                                        --------

           Net cash provided by operating activities                                                                      37,596
                                                                                                                        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                                     (16,499)
  Distributions to joint venturers                                                                                        (1,702)
  Net increase in due from affiliates                                                                                     (8,017)
  Advances to and investments in unconsolidated joint ventures                                                            (3,509)
  Other investing activities                                                                                                 661
                                                                                                                        --------

            Net cash used in investing activities                                                                        (29,066)
                                                                                                                        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received from contribution of assets                                                                               10,480
  Net proceeds from common stock issued in the Offering                                                                  173,388
  Proceeds from long-term borrowings                                                                                     135,000
  Repayment of long-term borrowings                                                                                     (256,302)
  Other financing activities                                                                                              (2,741)
                                                                                                                        --------

            Net cash provided by financing activities                                                                     59,825
                                                                                                                        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                                 68,355
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                                                --
                                                                                                                        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                               $  68,355
                                                                                                                        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                                                                         $   8,133
      Income taxes                                                                                                         2,945

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Net assets (other than cash) contributed by Historical Red Lion (Note 1), including property and equipment of $327,928, long-term debt of $344,500, investments in and advances to unconsolidated joint ventures of $12,790, other assets and amounts receivable from affiliates of $54,644, other long-term obligations of
        $7,396, joint venturers' interests of $1,742, and current assets and current
        liabilities of $29,572 and $47,140, respectively.                                                              $  24,156

              See notes to consolidated financial statements.

                           RED LION HOTELS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

     Red Lion Hotels, Inc. and subsidiaries ("Red Lion" or the "Company") is a full service hospitality company operating 54 hotels in 10 western states. A typical Red Lion property is a full service hotel located in close proximity to a business or commercial center, airport, major highway, or tourist destination. Red Lion hotels target the business traveler (both individual and group) and compete primarily in the upscale segment of the lodging industry.

     The Company was incorporated in Delaware in March 1994 as a wholly owned subsidiary of Red Lion, a California Limited Partnership ("Historical Red Lion"). The Company's operations commenced in March 1995 when Historical Red Lion contributed to the Company a 49.4% interest in a joint venture (the "Santa Barbara Joint Venture") which owns the Santa Barbara Red Lion Hotel (the "Santa Barbara Hotel") located in Santa Barbara, California.

     The Company initiated an initial public offering of a portion of its common stock on July 26, 1995 (the "Offering"), which closed August 1, 1995, raising net proceeds of approximately $173 million. After giving effect to the Offering, Historical Red Lion owns approximately 67% of the Company.

     On August 1, 1995, prior to the closing of the Offering, Historical Red Lion repaid certain of its outstanding indebtedness with existing cash balances and contributed substantially all of its assets (excluding 17 hotels (the "Leased Hotels"), certain minority joint venture interests and certain current assets) and certain liabilities to the Company (the "Formation"). The Partnership (Historical Red Lion subsequent to the Formation and refinancing of the Company) retained the Leased Hotels and the related goodwill, deferred loan costs and mortgage debt, certain minority joint venture interests and certain current assets.

     On August 1, 1995, the Company refinanced or repaid substantially all of the debt contributed pursuant to the Formation with the net proceeds of the Offering, borrowings under a new term loan and existing cash (the "Refinancing"). The Company also entered into a long-term master lease with the Partnership for the Leased Hotels.

BASIS OF PRESENTATION

     The accompanying financial statements reflect the contribution, at Historical Red Lion's net book value, of the interest in the Santa Barbara Joint Venture. Accordingly, the Santa Barbara Joint Venture has been consolidated with the Company in the accompanying financial statements prior to the Formation. In connection with the Formation, the other assets and liabilities contributed by Historical Red Lion have been recorded in the accompanying consolidated financial statements at Historical Red Lion's net book value as of August 1, 1995. There were no operations of the Company prior to the contribution of the Santa Barbara Joint Venture. Therefore, the accompanying consolidated financial statements reflect ten months rather than twelve months of 1995 operations, consisting of the results of the Santa Barbara Joint Venture for ten months and the results of the other hotels and operations contributed pursuant to the Formation for five months.

     The Santa Barbara Joint Venture contribution did not transfer the right to manage the operations of the Hotel to the Company. Since the right to manage the Santa Barbara Hotel had not been transferred to the Company, the financial statements of the Company prior to the Formation do not include the operating revenues and expenses of the Santa Barbara Hotel or that hotel's current assets and current liabilities. These amounts were included in the financial statements of Historical Red Lion, which continued to manage the Santa Barbara Hotel. The right to manage the operations of the Santa Barbara Hotel was transferred to the Company at Formation, and that hotel's operating revenues, expenses and current assets and current liabilities are reflected in the consolidated financial statements of the Company for the period from August 1, 1995 through December 31, 1995.

The consolidated financial statements include seven joint ventures in which the Company holds a 49.9% interest. When combined with the interests retained by the Partnership, the Company and the Partnership own at least 50% of these joint ventures. Pursuant to an agreement between the Company and the Partnership, the Company has the power, in its sole discretion, to prescribe the Partnership's conduct with respect to the joint venture interests held by the Partnership. Accordingly, the Company consolidates the four joint ventures in which the combined interests of the Partnership and the Company exceed 50%. The Company consolidates one of its 50% owned joint ventures because the Company controls the joint venture through contractual arrangements, has the majority of capital at risk through its significant ownership percentage and has guaranteed 100% of the joint venture's third party debt. The unconsolidated joint ventures, including one other 10% owned joint venture, are accounted for on the equity method of accounting.

     In 1987, Historical Red Lion sold its interest in 10 hotels to Red Lion Inns Limited Partnership, a publicly traded limited partnership (the "MLP"). Red Lion Properties, Inc., the general partner of the MLP, was contributed to the Company in connection with the Formation and is a wholly owned subsidiary of the Company. The MLP's public limited partners have an effective 98.01% ownership interest in the MLP's hotels with the general partner retaining the remaining 1.99 % ownership interest. The Company operates the MLP's hotels under a management agreement.

     Operating revenues and expenses and the current assets and current liabilities of the MLP and other management contract hotels (including the three unconsolidated joint ventures which are also managed by the Company) are included in the accompanying consolidated financial statements because the operating responsibilities associated with these hotels are substantially the same as those for owned hotels. The operating profit, net of management fee income earned by the Company for managed hotels, is recorded as an expense in the accompanying consolidated statements of income. The consolidated financial statements include current assets and current liabilities of $9,933,000 at December 31, 1995 and operating revenues of $73,685,000 and operating expenses of $49,263,000 for the ten months ended December 31, 1995 related to the operation of the MLP and other management contract hotels.

     One wholly owned hotel was acquired by Historical Red Lion in 1989 subject to a nonrecourse cash flow mortgage which requires interest payments contingent on achieving certain levels of performance. Because of the nonrecourse and cash flow nature of the loan, the mortgage has not been recorded as an obligation and the property and equipment of the hotel are excluded from the consolidated financial statements. The mortgage is in substance a management contract with a purchase option. Accordingly, the hotel is treated as a management contract in the accompanying consolidated financial statements.

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from estimates.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, cash in banks, time deposits, commercial paper and U.S. government and other short-term securities with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short-term maturity of these instruments. The balance at December 31, 1995 includes commercial paper of $6,991,000 and government obligations of $58,443,000.

ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of allowances for doubtful accounts of $361,000 at December 31, 1995.

INVENTORIES

     Inventories consist primarily of consumable supplies as well as food and beverage products held for sale. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1995 (in thousands):

Land                                                       $  48,126
Buildings and improvements                                   321,940
Furnishings and equipment                                    122,351
Construction in progress                                      14,834
                                                           ---------
                                                             507,251
Accumulated depreciation                                    (170,982)
                                                           ---------
                                                           $ 336,269
                                                           =========

     Property and equipment are stated at Historical Red Lion's carrying value at the date of contribution, plus additions, at cost, made subsequent to the contribution. Additions and improvements are capitalized at cost, including interest costs incurred during construction. Normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss, if any, is included in income.

     Base stock (linens, china, silverware and glassware) is depreciated to 50% of its initial cost on a straight-line basis over three years. Subsequent replacements are expensed when placed in service. The carrying value of base stock is included in furnishings and equipment.

     Depreciation was computed on a straight-line basis using the following estimated useful lives:

     Building and improvements........................10 to 40 years
     Furnishings and equipment........................ 5 to 15 years

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company is a partner in three joint ventures which are accounted for on the equity method of accounting. The Company's equity in and advances to these joint ventures are shown under the caption "investment in and advances to unconsolidated joint ventures" in the consolidated balance sheet. Because the Company manages these joint ventures, they are accounted for as managed hotels and, therefore, the operating revenues, expenses, and current assets and current liabilities of the hotels are included in the consolidated financial statements.

     Profits and losses of these joint ventures are allocated in accordance with the joint venture agreements. The Company's share of the income or losses of the joint ventures (after management fee income) is recorded under the caption "equity in earnings of unconsolidated joint ventures." If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturer is absorbed within the Company's consolidated operating results.

     Summarized financial information for the unconsolidated joint ventures, excluding the current assets and current liabilities and operating revenues and expenses consolidated in the Company's consolidated financial statements, is as follows as of and for the ten months ended December 31, 1995 (in thousands and unaudited):

     ASSETS
     Property and equipment, net                            $ 35,263
     Goodwill, net                                               678
     Deferred loan costs                                         541
                                                            --------
                                                            $ 36,482
                                                            ========

     LIABILITIES AND PARTNERS' DEFICIT

     Net working capital                                    $  1,741
     Long-term debt, excluding current portion                21,841
     Company advances                                         27,384
     Partners' deficit                                       (14,484)
                                                            --------
                                                            $ 36,482
                                                            ========

     Revenues (payments from the Company
        representing gross operating profit,
        net of management fees)                             $  2,729
     Expenses (principally depreciation and
        interest on outside debt and Company
        advances)                                              3,276
                                                            --------
     Net loss                                               $   (547)
                                                            ========

GOODWILL

     Historical Red Lion acquired interests in certain hotels, motor inns and supporting auxiliary enterprises in 1985. Goodwill resulted from the acquisition and represents the excess of purchase price over the fair value of net assets acquired. Goodwill relates primarily to the hotels contributed to the Company by Historical Red Lion and is being amortized on a straight-line basis over its estimated useful life of approximately 40 years. Amortization expense was $301,000 for the ten months ended December 31, 1995. Accumulated amortization aggregated $7,219,000 at December 31, 1995.

DEFERRED LOAN COSTS

     Deferred loan costs incurred in connection with the Company's indebtedness are included in other assets, net, and are amortized over the life of the associated debt.

ACCRUED EXPENSES

     Accrued expenses include the following items at December 31, 1995 (in thousands):

     Accrued payroll and related costs                     $  22,253
     Accrued interest                                          2,311
     Other                                                    12,633
                                                            --------
                                                           $  37,197
                                                            ========

OTHER LONG-TERM OBLIGATIONS

     The Company provides for the uninsured portions of medical, property, liability and workers compensation claims. Such costs are estimated each year based on historical claims data relating to operations. While actual results may vary from estimates, the Company maintains stop-loss insurance to minimize the effect of large claims on financial results. The long-term portion of accrued claims costs relates primarily to general liability and workers compensation claims which are not expected to be paid within one year and is reflected in other long-term obligations.

     The Company's retirement savings plan includes a non-qualified Supplemental Employee Retirement Plan ("SERP") designed to supplement key employees whose benefits would otherwise be reduced due to certain statutory limits of a 401(k) plan. In addition, the Chief Executive Officer of the Company has entered into a separate supplemental income retirement agreement with the Company. Both of these obligations are reflected in long-term obligations.

INCOME TAXES

     The Company utilizes the liability method to account for income taxes. Under the liability method, deferred taxes are provided for the effects of temporary differences between the financial statement and tax bases of assets and liabilities.

PROPERTY INDIRECT EXPENSES

     Property indirect expenses include undistributed property expenses for selling, general and administrative, utilities, repairs and maintenance, and an allocation of certain corporate services (such as marketing, legal, tax and accounting services) related to the operation of the properties.

OTHER COSTS

     Other costs include corporate administrative and general expenses, property taxes, insurance, leases and other miscellaneous costs.

PAYMENTS DUE TO OWNERS OF MANAGED HOTELS

     Payments due to owners of managed hotels is analogous to rent owed to outside owners due to the nature of the management contracts and the control the Company has over operations. The amounts shown in the consolidated statement of income are net of management fee income of $4,994,000 earned by the Company for the ten months ended December 31, 1995.

JOINT VENTURERS' INTERESTS

     The Company is a partner in eight joint ventures, each of which owns a separate hotel. The assets and liabilities of five of the eight joint ventures are fully consolidated due to the Company's control of the ventures. The other joint ventures are accounted for on the equity method of accounting (see "Investment in Unconsolidated Joint Ventures"). The caption "joint venturers' interests" represents the net equity attributable to the joint venturers' interests, including their share of income, losses, distributions and contributions.

     Profits and losses of each joint venture are allocated in accordance with the joint venture agreement. If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturer is absorbed within the Company's consolidated operating results.

EARNINGS PER SHARE AND STOCK OPTIONS

     Earnings per share is computed based on the weighted average number of common shares outstanding during the period. Common stock equivalents have not been included in the earnings per share calculation since their effect is immaterial.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Statement establishes an alternative to the Company's current accounting for compensation associated with stock issued to employees and others. Management does not intend to adopt the alternative method of measuring compensation expense related to stock options allowed by SFAS 123. Accordingly, adoption of this statement in 1996 will only require the Company to include additional footnote disclosure relevant to stock-based compensation in its financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

     In March 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management evaluates its ability to recover the recorded value of long-lived assets such as property and equipment, goodwill, investments in and advances to unconsolidated joint ventures, and deferred loan costs at least annually, unless events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the sum of projected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss would be recognized to the extent that the carrying amount of the asset differs from its fair value measured on a discounted cash flow basis. No impairment losses were recorded for the ten months ended December 31, 1995.

3.   LONG-TERM DEBT AND CREDIT FACILITIES

     Long-term debt at December 31, 1995, consists of the following (in thousands):

       Term loan, LIBOR plus 2%, 8.0% at December 31, 1995,
         payable through 2002                                                     $133,750

       Mortgages, variable rates, 7.0% - 8.3% at
          December 31, 1995, payable through 1998                                   84,900

       Note payable, imputed fixed rate, 8.69%, payable through 2022                 4,717
                                                                                   -------
                                                                                   223,367
       Current portion of long-term debt                                            (7,759)
                                                                                   -------

       Long-term debt, net of current portion                                     $215,608
                                                                                   =======

     The annual principal requirements for the five years subsequent to December 31, 1995 are as follows (in thousands):

            1996                       $    7,759
            1997                           53,766
            1998                           63,232
            1999                           20,114
            2000                           22,496
            Thereafter                     56,000
                                         --------
                                        $ 223,367
                                         ========

     The Company has available a $130 million revolving credit facility from the term loan lender which provides for a working capital line of up to $50 million and an acquisition line of up to $80 million. The credit facility carries a variable interest rate based on the London Interbank Offering Rate ("LIBOR") plus 2% (8.0% at December 31, 1995). At December 31, 1995, no amounts were outstanding under this credit facility. All debt and credit facilities are secured by the hotels owned by the Company or by its joint venture interests.

     The Company's credit facilities contain covenants which, among other things, prohibit the payment of cash dividends, require certain levels of tangible net worth, and require the maintenance of debt coverage, interest coverage, leverage, and debt-to-equity ratios. As of December 31, 1995, the Company was in compliance with these covenants.

     The Company had outstanding letters of credit totaling $5,816,000 at December 31, 1995. These letters of credit expire at various dates ranging from June to October, 1996.

INTEREST RATE SWAP AGREEMENTS

     The Company enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense.

     At December 31, 1995, the Company had three interest rate swap agreements outstanding which have substantially converted $75 million of debt from floating LIBOR based rates to fixed rates ranging from 5.19% to 5.57%. The agreements expire from September 1997 to March 1998. Interest income earned by the Company relating to interest rate swap agreements for the ten months ended December 31, 1995, was $214,684 and is included as an adjustment to interest expense.

     These agreements are with major commercial banks and management does not anticipate a credit loss due to nonperformance.

4.   LEASES

     Certain hotels are located on leased land. Certain leases contain rental provisions and renewal options which are based on a percentage of revenues, changes in the Consumer Price Index or changes in property values. All land leases extend over the remaining estimated useful lives of the buildings situated thereon. The Company also leases certain office space and equipment under operating leases. The Company leases 17 hotels (Leased Hotels) from the Partnership. The Leased Hotels are leased for an initial term of 15 years. The Company may extend the lease on a hotel-by-hotel basis for five additional five-year periods at comparable terms. Total land, office and equipment and Leased Hotels rent expense was $6,676,000 for the ten months ended December 31, 1995. Future minimum rental payments required under land, office and equipment leases and Leased Hotels are as follows (in thousands):

            1996                        $  16,163
            1997                           16,108
            1998                           15,825
            1999                           15,749
            2000                           15,765
            Thereafter                    160,781
                                         --------
                                        $ 240,391
                                         ========

5.   EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) retirement plan for all full time, non-union employees who have completed one year of service and who have attained the age of 21 years. Under the 401(k) plan, the Company contributes amounts equal to each participant's elected contributions up to 6% of eligible compensation. Pension expense under this plan was $723,000 for the ten months ended December 31, 1995.

     The Company also has a non-qualified supplemental employee retirement plan ("SERP"). The SERP was designed to complement the 401(k) plan by restoring benefits otherwise lost by certain employees due to the statutory limits in the 401(k) plan. The pension expense under the SERP was $80,000 for the ten months ended December 31, 1995.

     In July 1995, the Company adopted the 1995 Equity Participation Plan (the "Incentive Plan") which provides for the issuance of incentive or nonqualified stock options, stock appreciation rights, and other awards to key employees, officers, consultants and non-employee directors at the discretion of the

Compensation Committee. The vesting period is determined at the date of grant and generally ranges from zero to five years beginning on the date of grant. The following table summarizes stock option transactions during the ten months ended December 31, 1995.

                                         Shares Under             Option Price
                                               Option               Per Share
                                               ------               ---------
     Options granted, at fair market
       value on date of grant               2,250,833        $19.00 to $21.50
     Options forfeited                        (15,000)                 $19.00
                                           ----------
     Options outstanding                    2,235,833        $19.00 to $21.50
                                           ==========

     At December 31, 1995, there were 696,667 options exercisable and 1,064,157 shares available for grant under the Incentive Plan.

6.   RELATED PARTY TRANSACTIONS

     Prior to the Formation the Santa Barbara Hotel was operated and managed by Historical Red Lion. Management fees paid to Historical Red Lion were $385,000 for the five months ended July 31, 1995 and are included in other costs.

     At December 31, 1995, investments in and advances to unconsolidated joint ventures includes two notes receivable from one joint venture in the amount of $1,500,000 and $2,009,000 which bear interest at a fixed rate of 10.0% and prime plus 1.0% (9.5% at December 31, 1995), respectively. The $1,500,000 note matures on November 21, 2003. The $2,009,000 note has an unspecified term and is to be repaid based on cash flow available for distribution, as defined. In addition, other assets, net, includes a note receivable from a joint venture partner in the amount of $1,628,000. The note bears interest at prime plus .25% times 120% (10.5% at December 31, 1995) and has an unspecified term with repayment amounts based on cash flow available for distribution, as defined. In addition, accounts receivable-affiliates includes $4,120,000 receivable from the management contract hotels and other related parties other than Red Lion Inns Limited Partnership (the "MLP").

     The Company leases the Leased Hotels from the Partnership. Annual lease payments aggregate $15,000,000. Lease expense for the period from the Formation through December 31, 1995 totaled $6,250,000.

TRANSACTIONS WITH RED LION INNS LIMITED PARTNERSHIP

     A wholly owned subsidiary of the Company serves as general partner and owns 1.99 percent of the MLP. The general partner is responsible for management and administration of the MLP. In accordance with the partnership agreement, the MLP reimburses the Company for related administrative costs.

     Under a management agreement, the MLP pays base and incentive management fees to the Company. Base management fees payable to the Company are equal to 3% of the annual gross revenues of the MLP hotels. Incentive management fees payable to the Company are equal to the sum of 15% of adjusted gross operating profit up to $36 million (operating profit target) and 25% of adjusted gross operating profit in excess of the operating profit target. Adjusted gross operating profit is gross operating profit less base management fees.

     Incentive management fees are only payable to the extent that cash flow available for distributions and incentive management fees exceeds the amount required to pay the annual priority distribution to the MLP's limited partners. Cash flow is defined as net income (or loss) before noncash charges (primarily depreciation and amortization) and incentive management fees, but after the reserve for capital improvements and principal payments on mortgage debt.

     The Company also charges the MLP hotels for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

     All MLP personnel are employees of the Company. All costs for services of such employees are reimbursed to the Company by the MLP. These costs include salaries, wages, payroll taxes and other employee benefits. Additionally, auxiliary enterprises owned by the Company sell operating supplies, furnishings and equipment to the MLP.

     The aggregate amounts, excluding personnel related expenses, charged by the Company to the MLP for the ten months ended December 31, 1995, under the arrangements described above are as follows (in thousands):

            Management fees                                $3,614
            Support services                                1,732
            Purchases from auxiliary enterprises            6,064
            General Partner administrative expenses           197

     Included in the accounts receivable-affiliates and due from affiliate is $19,078,000 at December 31, 1995, representing amounts receivable from the MLP primarily for capital improvements funded by the Company and Historical Red Lion which exceeded the 3% reserve established in accordance with the provisions of the management agreement. Such amounts are presented net of working capital related to the managed MLP hotels of $2,194,000 as of December 31, 1995. The current balance of $2,823,000 is included in accounts receivable-affiliates. The remaining balance of $16,255,000 is classified as due from affiliate. Amounts receivable from the MLP earn interest at the rate of prime plus 0.5% (9.0% at December 31, 1995).

     Accounts receivable-affiliates and due from affiliate also include advances to and deferred incentive management fees receivable from the MLP. A total of $3,726,000 was advanced to the MLP to fund distributions during the first 36 months of the MLP's operations. The advance is non-interest bearing, has an unspecified term and is to be repaid out of available cash flow or refinancing proceeds. Additionally, non-interest bearing deferred incentive management fees receivable of $6,000,000 were contributed to the Company in the Formation. Based on the MLP's cash flows for the year ended December 31, 1995, $353,000 of such fees will be received by the Company during 1996 and is reflected as a portion of accounts receivable-affiliates. Additionally, it is anticipated that approximately $4,800,000 will be repaid to the Company in April 1996 out of the planned refinancing of MLP long-term debt, and this amount is also reflected in accounts receivable-affiliates. The remaining balance is classified as due from affiliate. Accordingly, due from affiliate includes total non-interest bearing receivables from the MLP of $4,573,000.

     Summarized income statement information for the MLP from August 1 through December 31, 1995, is as follows (in thousands and unaudited):

           Revenues                      $ 16,884
                                          =======
           Net income                    $  2,364
                                          =======

     Revenues of the MLP represent the gross operating profit (operating revenues less operating expenses) of the MLP hotels as this amount is similar to gross rent received from the Company to manage the hotels. As discussed in Note 1, the operating revenues and expenses of the MLP hotels are consolidated. Consolidation of the operating revenues and expenses of the MLP does not affect the Company's cash flow or net income except to the extent that management fees were earned.

     Summarized balance sheet information for the MLP, not included in the accompanying consolidated balance sheets (including amounts due to the Company) is as follows (in thousands):

                                                            December 31, 1995
                                                            -----------------
     Cash                                                         $       229
     Noncurrent assets, primarily property and equipment              166,038
     Current liabilities                                               29,094
     Long-term obligations, net of current portion                    117,266
     Deferred income taxes                                              1,673
     Partners' equity                                                  18,234

7.   INCOME TAXES

     Income tax benefit for the ten months ended December 31, 1995 consists of the following (in thousands):

     Current
           Federal                                                    $ 3,928
           State                                                          842
     Deferred
           Federal                                                     (7,767)
           State                                                       (1,110)
                                                                       ------
           Total tax expense (benefit)                                $(4,107)
                                                                       ======

     The effective tax rate varies from the statutory rate due to the following (in thousands):

                                                              Ten Months Ended
                                                             December 31, 1995
                                                             -----------------
     Expected tax expense at federal statutory rates                 $  4,007
     Deferred income tax benefit due to the
        difference between the book and tax bases of
        net assets contributed                                         (9,736)
     Nondeductible Formation and Offering Costs                           879
     State income taxes                                                   586
     Other                                                                157
                                                                      -------
          Total tax benefit                                          $ (4,107)
                                                                      =======

     Since Historical Red Lion was a partnership, no deferred tax benefits had been provided on the net assets contributed to the Company. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recorded net deferred tax assets of $1.2 million and $8.5 million related to the contribution of the Santa Barbara Joint Venture and the Formation, respectively.

     The components of the net deferred income tax assets as of December 31, 1995, are as follows (in thousands):

      Deferred tax assets:
      -------------------
      Basis difference in joint ventures                             $  9,720
      Accrued expenses                                                  5,851
      Payroll related costs and other                                   1,734
                                                                      -------
        Total deferred tax assets                                      17,305

      Deferred tax liabilities:
      ------------------------
      Basis difference in property and equipment                       (8,428)
                                                                      -------
        Net deferred tax asset                                       $  8,877
                                                                      =======

      The net deferred tax assets are presented as follows (in thousands):

      Current deferred tax asset                                     $  2,306
      Noncurrent deferred tax asset                                     6,571
                                                                      -------

        Net deferred tax asset                                       $  8,877
                                                                      =======

8.   EXPENSES RESULTING FROM THE FORMATION AND OFFERING

     Expenses resulting from the Formation and Offering include certain Formation costs of $1,314,000 and expenses resulting from the Offering of $11,348,000 and $2,000,000 related to the termination of an incentive unit plan and assumption of the obligation of a supplemental income retirement agreement, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Company had commitments relating to capital improvement projects aggregating approximately $8,517,000.

     In connection with the Formation, the Company agreed to indemnify the Partnership with respect to any potential obligations arising out of the transfer to the Company of certain assets and the assumption of certain liabilities. Management is not aware of any such obligations.

     Beginning August 2, 1996, for a period of 60 days, the Partnership has the option to require the Company to purchase its retained joint venture interests for $1,290,000.

     The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations or liquidity.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, and the methods and assumptions used to estimate such fair values, are as follows (in thousands):


                                                       Carrying           Estimated
                                                         Amount          Fair Value
                                                         ------          ----------
     Accounts receivable-affiliate (Note 6)            $ 12,096           $  11,990
     Due from affiliate (Note 6)                         20,828              20,080
     Long-term debt                                    (223,367)           (223,367)
     Interest rate swaps                                     --                  24

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other long-term obligations is a reasonable approximation of their fair value.

     The carrying value of accounts receivable-affiliate approximates fair value due to the short-term nature of the receivable. The carrying value of due from affiliate includes non-interest bearing receivables aggregating $4,573,000, as discussed in Note 6. The fair value of due from affiliate is determined using estimated rates for similar notes, based on anticipated repayment dates. Based on borrowing rates currently quoted by financial institutions for debt with similar terms and remaining maturities, the carrying value of long-term debt approximates fair value.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The quarterly results of the Company are not comparable since the quarter ended June 30, 1995 only includes the operations of one joint venture contributed by Historical Red Lion in March 1995. The quarter ended September 30, 1995 includes the operations of that joint venture for the quarter as well as the results of the Company subsequent to the Formation. The quarter ended December 31, 1995 was the first full quarter of operations subsequent to the Formation. Summarized quarterly financial data are as follows (in thousands, except share amounts, room and occupancy statistics):

          1995                                                 Quarter Ended
                                                 ------------------------------------------------
                                                 June 30,       September 30,        December 31,
                                                 --------       -------------        ------------
          Revenues                              $   2,764             $89,274            $122,074
          Operating income                          1,800               4,290              13,779
          Net income                                  220               7,902               6,269
          Earnings per share                        2,200                0.38                0.20
          Weighted average common shares
            outstanding                               100          20,875,033          31,312,500
          Occupancy percentage                         --               80.7%               65.5%
          Average room rate                     $      --            $  76.93          $    73.51

12.  SUBSEQUENT EVENT

     On February 8, 1996, three of the Company's hotels were evacuated due to flooding in northwestern Oregon and southwestern Washington. Two of the hotels were damaged by flood waters, have reopened and are undergoing repair. As the Company maintains flood and business interruption insurance, management does not believe the ultimate outcome will have a material adverse effect on the results of operations or financial position of the Company.

                        INDEPENDENT AUDITORS' REPORT


To the Partners of Red Lion, a California Limited Partnership:

     We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Red Lion, a California Limited Partnership ("Historical Red Lion"), and subsidiaries for the seven month period ended July 31, 1995. These financial statements are the responsibility of Historical Red Lion's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Historical Red Lion and subsidiaries for the seven month period ended July 31, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Portland, Oregon
February 24, 1996

                        INDEPENDENT AUDITORS' REPORT


To the Partners of Red Lion, a California Limited Partnership:

     We have audited the accompanying consolidated balance sheet of Red Lion, a California Limited Partnership ("Historical Red Lion"), and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of Historical Red Lion's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Historical Red Lion and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, Historical Red Lion has given retroactive effect to the changes in accounting for their investment in two joint ventures and its accounting for joint venturers' interests. Also, as discussed in Note 1 to the consolidated financial statements, effective January 1, 1993, Historical Red Lion changed their accounting method for measuring impairment of hotel properties.


Arthur Andersen LLP
Portland, Oregon
February 7, 1995

                    HISTORICAL RED LION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                   ASSETS

                                                                   December 31,
                                                                           1994
                                                                     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          $   27,804
  Short-term debt securities                                             40,891
  Accounts receivable, net                                               17,486
  Accounts receivable, affiliates                                        13,138
  Inventories                                                             6,361
  Prepaid expenses and other current assets                               3,729
                                                                      ---------

      Total current assets                                              109,409
                                                                      ---------

PROPERTY AND EQUIPMENT, NET                                             514,807

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                              14,281

OTHER ASSETS:
  Goodwill, net                                                          36,453
  Other, net                                                             18,394
                                                                      ---------

      Total assets                                                   $  693,344
                                                                      =========


                      LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $   19,290
  Accrued expenses                                                       33,007
  Current portion of long-term debt                                     108,358
                                                                      ---------
      Total current liabilities                                         160,655
                                                                      ---------

LONG-TERM DEBT, EXCLUDING CURRENT PORTION                               388,944

OTHER LONG-TERM OBLIGATIONS                                               7,682

JOINT VENTURERS' INTEREST                                                   905

COMMITMENTS AND CONTINGENCIES (Notes 2,3,4 & 5)

PARTNERS' EQUITY                                                        135,158
                                                                      ---------
      Total liabilities and partners' equity                         $  693,344
                                                                      =========


 The accompanying notes are an integral part of these consolidated financial statements.

                    HISTORICAL RED LION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                               (In thousands)

                                                        Seven Months                   Years Ended December 31,
                                                       Ended July 31,               -----------------------------
                                                                 1995                  1994                  1993
                                                              -------               -------              --------
REVENUES:
  Rooms                                                      $161,834              $257,699             $242,193
  Food and beverage                                            92,570               159,154              156,242
  Other                                                        27,802                46,035               41,582
                                                              -------               -------              -------

    Total revenues                                            282,206               462,888              440,017
                                                              -------               -------              -------

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses:
    Rooms                                                      39,670                64,121               60,785
    Food and beverage                                          73,269               124,070              123,518
    Other                                                      10,592                17,586               16,935
  Property indirect expenses                                   60,342                99,673               95,118
  Other costs                                                  10,787                19,570               18,346
  Depreciation and amortization                                17,053                31,313               31,144
  Payments due to owners of managed hotels                     32,073                42,841               41,722
                                                              -------               -------              -------

OPERATING INCOME                                               38,420                63,714               52,449

EQUITY IN EARNINGS OF
 UNCONSOLIDATED JOINT VENTURES                                  1,614                 1,327                1,213

OTHER EXPENSE:
  Interest expense, net                                       (20,316)              (32,737)             (30,065)
  Loss on sale of property                                         --                    --               (1,701)
                                                              -------               -------             --------

    Total other expense                                       (20,316)              (32,737)             (31,766)
                                                              -------               -------             --------

INCOME BEFORE JOINT VENTURERS' INTERESTS AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                        19,718                32,304               21,896

 JOINT VENTURERS' INTERESTS                                       411                (1,321)                (323)
                                                              -------               -------            ---------

INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                             20,129                30,983               21,573

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (NOTE 1)                                     --                    --              (29,878)
                                                              -------          -    -------              -------

NET INCOME (LOSS)                                            $ 20,129              $ 30,983             $ (8,305)
                                                              =======               =======              =======

 The accompanying notes are an integral part of these consolidated financial statements.

                    HISTORICAL RED LION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994
                    AND SEVEN MONTHS ENDED JULY 31, 1995

                               (In thousands)


                                           PARTNERS'            ACCUMULATED
                                             CAPITAL                DEFICIT               TOTAL
                                             -------                -------             -------
BALANCE, December 31, 1992                  $180,000               $(67,520)           $112,480
Net loss                                          --                 (8,305)             (8,305)
                                             -------                -------             -------

BALANCE, December 31, 1993                   180,000                (75,825)            104,175
Net income                                        --                 30,983              30,983
                                             -------                -------             -------

BALANCE, December 31, 1994                   180,000                (44,842)            135,158
Net income                                        --                 20,129              20,129
                                             -------                -------             -------

Balance, July 31, 1995                      $180,000               $(24,713)           $155,287
                                             =======                =======             =======

 The accompanying notes are an integral part of these consolidated financial statements.

                    HISTORICAL RED LION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (In thousands)

                                                                           Seven Months
                                                                                  Ended                Years Ended December 31,
                                                                                July 31,               ------------------------
                                                                                   1995                1994               1993
                                                                                   ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $20,129             $30,983            $(8,305)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of accounting change                                          --                  --             29,878
     Loss on sale of property                                                        --                  --              1,701
     Income attributable to joint venturers' interests                             (411)              1,321                323
     Equity in earnings of unconsolidated joint ventures                         (1,614)             (1,327)            (1,213)
     Depreciation and amortization                                               16,316              31,313             31,144
     Amortization of other assets (principally deferred loan costs)                 737               1,927              1,612
     Decrease (increase) in accounts receivable, net                             (1,185)             (2,217)                72
     Increase in accounts receivable, affiliates                                 (1,441)             (1,545)            (6,253)
     Decrease (increase) in inventories                                             435                (520)               714
     Decrease (increase) in prepaid expenses and other current assets            (1,305)                 89               (249)
     Increase (decrease) in accounts payable, accrued expenses and
       other long-term obligations                                               (4,548)              4,920              5,139
                                                                                -------             -------            -------

     Total adjustments                                                            6,984              33,961             62,868
                                                                                -------             -------            -------

        Net cash provided by operating activities                                27,113              64,944             54,563
                                                                                -------             -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (15,858)            (23,959)           (20,002)
  Proceeds from sale of property and equipment                                       --                  --              1,190
  Distributions to joint venturers                                                 (252)             (1,241)              (467)
  Purchase of short-term debt securities                                        (19,694)            (44,307)                --
  Proceeds from sales of short-term debt securities                              60,585               3,416                 --
  Other investing activities, net                                                 1,751                  72              1,911
                                                                                -------             -------            -------

      Net cash (used in) provided by investing activities                        26,532             (66,019)           (17,368)
                                                                                -------             -------            -------

 The accompanying notes are an integral part of these consolidated financial statements.

                    HISTORICAL RED LION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)
                               (In thousands)

                                                                             Seven Months
                                                                                    Ended                 Years Ended December 31,
                                                                                  July 31,               --------------------------
                                                                                    1995                 1994                  1993
                                                                                    ----                 ----                  ----
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term borrowings                                            $ 1,223             $  1,892              $ 50,430
   Net increase (decrease) in revolving lines of credit                               --               72,000               (14,148)
   Repayment of long-term debt                                                   (13,839)             (45,523)              (71,550)
   Other financing activities                                                         --                 (768)               (2,053)
                                                                                 -------              -------               -------

       Net cash (used in) provided by financing activities                       (12,616)              27,601               (37,321)
                                                                                 -------              -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              41,029               26,526                  (126)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    27,804                1,278                 1,404
                                                                                 -------              -------               -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $68,833             $ 27,804              $  1,278
                                                                                 =======              =======               =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
   Cash paid during the period for interest, net of capitalized portion          $23,633             $ 28,368              $ 26,738

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Purchase of property for noncash consideration                                $    --             $     --              $  1,500
   Contribution of net obligation in joint venture, including property and equipment of $45,006, long-term debt of $45,000, other assets of
     $859, accrued expenses of $546, and joint venturers' interests of $412           93                   --                    --


 The accompanying notes are an integral part of these consolidated financial statements.

                    HISTORICAL RED LION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization

     Red Lion, a California Limited Partnership ("Historical Red Lion"), acquired interests in certain hotels, motor inns and supporting auxiliary enterprises on April 10, 1985, which were previously operating as Red Lion Inns and Thunderbird Motor Inns. One of the previous principal owners contributed his ownership interests in exchange for a limited partnership interest in Historical Red Lion.

     On April 14, 1987, Historical Red Lion sold its interest in 10 hotels to Red Lion Inns Limited Partnership, a publicly traded limited partnership (the "MLP"). Red Lion Properties, Inc., a wholly-owned subsidiary of Historical Red Lion, is the general partner of the MLP. Since completion of this sale, the MLP's limited partners have had an effective 98.01% ownership interest in the hotels with the general partner retaining the remaining 1.99% ownership interest. Historical Red Lion operates the MLP's hotels under a management agreement.

Basis of Presentation

     The accompanying consolidated financial statements include Historical Red Lion, its wholly-owned subsidiaries and five of its seven partially owned joint ventures. Historical Red Lion consolidates those entities which it controls. Historical Red Lion is the managing general partner, controls and owns 75 percent, 66.67 percent, 66.67 percent, 51 percent and 50 percent of the joint venture interests of the five consolidated joint ventures. Through February 1995, Historical Red Lion consolidated one of its 50 percent owned joint ventures because Historical Red Lion controlled the joint venture through contractual arrangements, had the majority of capital at risk through its significant ownership percentage and had guaranteed 100 percent of the joint venture's third party debt. That joint venture interest was contributed to Red Lion Hotels, Inc. in March 1995. The remaining two joint ventures are accounted for using the equity method of accounting. Each of the seven joint ventures is a single purpose venture whose only business is the operation of one Red Lion hotel.

     Operating revenues and expenses and the working capital of the MLP and other management contract hotels (including the two unconsolidated joint ventures which are also managed by Historical Red Lion) are included in the accompanying consolidated financial statements because the operating responsibilities associated with these hotels are substantially the same as those for owned hotels. The operating profit net of management fee income for managed hotels is recorded as an expense in the accompanying consolidated statements of operations. The consolidated financial statements also include the following amounts related to managed hotels (including the two unconsolidated joint ventures which are also managed by Historical Red Lion): current assets and current liabilities of $8,121,000 at December 31, 1994; operating revenues of $155,668,000, $166,283,000 and
$110,684,000 for the years ended December 31, 1993 and 1994 and for the seven month period ended July 31, 1995, respectively; and operating expenses of $107,801,000, $113,131,000 and $72,216,000 for the years ended
December 31, 1993 and 1994 and for the seven month period ended July 31, 1995, respectively.

     One wholly-owned hotel was acquired in 1989 subject to a non-recourse cash-flow mortgage which requires interest payments contingent on achieving certain levels of performance. Because of the non-recourse and cash flow nature of the loan, the mortgage has not been recorded as an obligation and the property and equipment of the hotel are excluded from the accompanying consolidated financial statements. The mortgage is in substance a management contract with a purchase option. Accordingly, the hotel is treated as a management contract in the accompanying consolidated financial statements.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks, certificates of deposit, time deposits and U.S. government and other short-term securities with maturities of three months or less when purchased. The carrying amount approximates fair value because of the short term maturity of these instruments.

Short-Term Debt Securities

     Short-term debt securities include treasury bills, commercial paper and other short-term debt securities with maturities greater than three months when purchased. All of these securities mature within ten months from December 31, 1994. As the securities are actively traded, Historical Red Lion has classified these investments as trading securities and these securities are recorded at market which approximated cost at December 31, 1994.

Accounts Receivable

     Accounts receivable are shown net of allowances for doubtful accounts of $357,000 at December 31, 1994 and approximate fair value.

Inventories

     Inventories consist primarily of consumable supplies as well as food and beverage products held for sale. Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment

     Property and equipment consist of the following at December 31, 1994 (in thousands):

     Land                                               $ 70,579
     Buildings and improvements                          500,922
     Furnishings and equipment                           183,506
     Construction in progress                              7,878
                                                         -------
                                                         762,885
     Less allowance for depreciation
         and amortization                               (248,078)
                                                         -------
                                                        $514,807
                                                         =======

     Additions and improvements are capitalized at cost, including interest costs incurred during construction. There was no capitalized interest during the seven month period ended July 31, 1995, or during each of the two years ended December 31, 1994. Normal repairs and maintenance are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss, if any, is included in income.

     Base stock (linens, china, silverware and glassware) is depreciated to 50% of its initial cost on a straight-line basis over three years. Subsequent replacements are expensed when placed in service. The carrying value of base stock is included in furnishings and equipment as noted above.

     Depreciation and amortization of property and equipment were computed on a straight-line basis using the following estimated useful lives:

     Buildings                                                   40 years
     Improvements                                               10-15 years
     Furnishings and equipment                                  3-15 years

     Effective January 1, 1993, Historical Red Lion prospectively changed the estimated useful lives of its buildings to 40 years from lives averaging 32 years. The change was made to align building lives with actual experience and common industry practice. The effect of the change was to decrease depreciation expense for 1993 by approximately $2,600,000.

     Effective January 1, 1993, Historical Red Lion changed its accounting method for measuring impairment of hotel properties from using undiscounted future cash flows to discounted future cash flows. Historical Red Lion made this change as they believe this is a preferable method of measuring impairment of hotel properties. As a result of this change, the 1993 consolidated financial statements include a reduction in the carrying value of one hotel of $29,878,000 reflected as a cumulative effect of accounting change in the accompanying consolidated statements of operations for the year ended December 31, 1993. The reduction in depreciation expense as a result of this change was $994,000 in 1993.

Investment in Unconsolidated Joint Venture

     Historical Red Lion is a partner in two joint ventures which are accounted for on the equity method of accounting. Historical Red Lion's equity in and advances to these joint ventures are shown under the caption "investment in unconsolidated joint ventures" in the accompanying consolidated balance sheets. Because Historical Red Lion manages these joint ventures, they are accounted for as managed hotels and therefore the operating working capital of the hotels are consolidated in the accompanying consolidated balance sheets.

     Profits and losses of these joint ventures are allocated in accordance with the joint venture agreements. Because the hotels are accounted for as managed hotels, the operating revenues and expenses are consolidated in the accompanying statements of operations with Historical Red Lion's share of the income or losses of the joint ventures (after management fee income) recorded under the caption "equity in earnings of unconsolidated joint ventures." If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturers is absorbed within Historical Red Lion's consolidated operating results.

     Summarized financial information for the unconsolidated joint ventures, excluding the working capital and operating revenues and expenses which are consolidated in Historical Red Lion's consolidated financial statements, is as follows (in thousands and unaudited):

     ASSETS                                               December 31,
                                                                  1994
                                                              --------
     Total current assets                                    $     470
     Property and equipment, net                                24,161
     Goodwill, net                                                 701
     Other assets                                                   68
                                                              --------
                                                             $  25,400
                                                              ========

     LIABILITIES AND PARTNERS' DEFICIT

     Total current liabilities                               $   1,076
     Long-term debt, excluding current portion                   8,913
     Historical Red Lion advances                               26,973
     Partners' deficit                                         (11,562)
                                                              --------
                                                             $  25,400
                                                              ========

                                                          Seven Months
                                                                  Ended        Years ended December 31,
                                                                July 31,       ------------------------
                                                                   1995           1994           1993
                                                                   ----           ----           ----
     Revenues (payments from Historical Red Lion
       representing gross operating profit)                     $ 4,533        $ 6,642        $ 5,831
     Expenses (principally depreciation and
       interest on outside debt and Historical
       Red Lion advances)                                         4,484          6,850          5,817
                                                               --------        -------        -------
     Net income (loss)                                         $     49        $  (208)       $    14
                                                               ========        ========       =======

Goodwill

     Goodwill resulted from the April 10, 1985 acquisition and represents the excess of purchase price over the net fair value of assets acquired and is being amortized on a straight-line basis over 40 years. Accumulated amortization was $11,177,000 at December 31, 1994. Management evaluates its accounting for goodwill impairment, considering such factors as historical and future profitability, annually, or more frequently when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. To perform that review, the Company estimates the sum of expected future discounted cash flows from operating activities. If the estimated net cash flows are less than the carrying amount of goodwill, the Company will recognize an impairment loss in an amount necessary to write down goodwill to a fair value as determined from expected future discounted cash flows. Management believes that the goodwill at December 31, 1994 is realizable and the amortization period is appropriate.

Deferred Loan Costs

     Deferred loan costs are included in other assets, net and represent prepaid mortgage financing fees which are amortized over the life of the associated mortgages.

Other Assets

     Other assets include approximately $2.7 million of costs incurred through December 31, 1994 related to the initial public offering. This amount was contributed to Red Lion Hotels, Inc. and netted against the proceeds of such initial public offering.

Accrued Expenses

Accrued expenses include the following items at December 31, 1994 (in thousands):

     Accrued payroll and related costs                   $ 20,682
     Accrued interest                                       2,676
     Other                                                  9,649
                                                          -------
                                                         $ 33,007
                                                          =======

Insurance Reserves

     Historical Red Lion provides for the uninsured costs of medical, property, liability and workers compensation claims. Such costs are estimated each year based on historical claim data relating to operations conducted through December 31, 1994. The long-term portion of accrued claims costs relate primarily to general liability and workers compensation claims and are reflected in other long-term obligations in the accompanying consolidated balance sheets.

Income Taxes

     Historical Red Lion is a limited partnership. Accordingly, no provision is made for income taxes as taxes on income are the responsibility of the partners. The allocation of taxable income or loss and depreciation expense to each partner is based on the terms of the partnership agreement.

Property Indirect Expenses

     Property indirect expenses include undistributed property expenses for selling, general and administrative, utilities, repairs and maintenance, and an allocation of certain corporate services (such as marketing, legal, tax and accounting services) related to the operation of the properties.

Other Costs

     Other costs include corporate administrative and general expenses, property taxes, insurance, leases and other miscellaneous costs.

Payments Due to Owners of Managed Hotels

     "Payments due to owners of managed hotels" is analogous to rent owed to outside owners due to the nature of the management contracts and the control Historical Red Lion has over operations. The amounts shown on the statements of operations are net of management fee income of $6,145,000 and $10,311,000 for 1993 and 1994, respectively, and $6,395,000 for the seven month period ended July 31, 1995.

Joint Venturers' Interests

     Historical Red Lion is a partner in seven joint ventures, each of which owns a separate hotel. The assets and liabilities of five of the seven joint ventures are fully consolidated in the accompanying financial statements. The other joint ventures are accounted for on the equity method of accounting (see Investment in Unconsolidated Joint Ventures above). The assets and liabilities attributable to joint venturers' interests existing at the date of the April 10, 1985 acquisition were valued at historical amounts and were not revalued to reflect appraised values at that date. The caption "joint venturers' interests" represents the net equity attributable to the joint venturers' interests, including their share of income, losses, distributions and contributions.

     Profits and losses of each joint venture are allocated in accordance with the joint venture agreement. If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturer is absorbed within Historical Red Lion's consolidated operating results.

Prior Year Restatements

     In 1994, Historical Red Lion retroactively changed two of its accounting principles for all years presented in the accompanying consolidated financial statements as follows:

     - In prior years, Historical Red Lion generally absorbed losses attributable to other joint venturers' interests once the equity of the other joint venturer was reduced to zero. However, certain distributions and losses attributable to other joint venturers' interests were not absorbed by Historical Red Lion if such amounts were deemed recoverable from the fair value of the joint ventures' assets. Accordingly, these distributions and losses were reflected as joint ventures' interests in the consolidated balance sheets. In 1994, Historical Red Lion has changed its accounting policy to absorb all losses and distributions to outside joint venturers once the partners' equity has been reduced to zero. Historical Red Lion changed its accounting policy for joint ventures' interest to more closely align with the accounting treatment discussed in Emerging Issues Task Force No. 94-2 issued in 1994. This change decreased income before cumulative effect of accounting change by $515,000 for the year ended December 31, 1993. The change also increased accumulated deficit at December 31, 1991 by approximately $11.8 million.

- - - -    Two of Historical Red Lion's 50 percent owned joint ventures, which had been previously consolidated, are now accounted for on the equity method. Historical Red Lion's five other joint ventures continue to be consolidated in the accompanying financial statements. There was no effect of this change on net income or partners' equity in any year.

Prior Year Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   LONG-TERM DEBT:

     Long-term debt at December 31, 1994 consists of the following (in thousands):

Mortgages, secured by hotel properties, variable rates, 7.13% to 10%, payable
   in varying installments through 1999                                                    $390,750
Mortgages, secured by hotel properties, fixed rates, 8.75% to 11%, payable in varying
   installments through 2008                                                                  4,211
Note payable, fixed rate, 8.69%, payable through 2022                                         4,341
Bank revolving credit lines, unsecured                                                           --
Term loan, unsecured, variable rate, 8.06%, payable through 1997                             98,000
                                                                                            -------
                                                                                            497,302
Current portion of long-term debt                                                          (108,358)
                                                                                            -------
        Long-term debt, excluding current portion                                          $388,944
                                                                                            =======

     The annual principal requirements for the five years subsequent to December 31, 1994 are as follows (in thousands):

     1995                                                         $108,358
     1996                                                          110,328
     1997                                                          215,120
     1998                                                           46,992
     1999                                                           15,298
     Thereafter                                                      1,206
                                                                   -------
                                                                  $497,302
                                                                   =======

     The current portion of long-term debt at December 31, 1994 includes $87 million related to balloon payments on four mortgages which are due in 1995. Management believes that these maturities can be satisfied from existing or future financing resources.

Loan Extension Options

     The above presentation of principal payments due for each of the five years subsequent to December 31, 1994 and thereafter reflects Historical Red Lion's plan to exercise certain options under the existing loan agreements to extend the due dates of various loans.

Revolving Credit Lines and Term Loan

     At December 31, 1993, Historical Red Lion had two revolving credit line facilities, with a combined total amount available of $105 million, of which $32,218,000 was outstanding, including amounts due under the cash management system.

     Historical Red Lion's primary credit agreement provided a $100 million three-year revolving credit line with variable interest rates that varied, at Historical Red Lion's option, on the bank's prime rate, certificate of deposit rate or the London Interbank Offering Rate (LIBOR). The weighted average interest rate for 1993 was 5.4%, with the rate at December 31, 1993, equal to 5.3%. At December 31, 1993, $26 million was outstanding under this line.

     The credit agreement, with the same interest rate options, converted to a three-year term loan on September 1, 1994. At December 31, 1994, $98 million was outstanding under this term loan. Quarterly principal payments, equal to 2% of the term loan balance as of September 1, 1994, will be required through 1997 at which time the remaining principal balance will be due and payable. The weighted average interest rate for 1994 was 6.92% with the rate at December 31, 1994 equal to 8.06%. Historical Red Lion must maintain, among other things, certain financial covenants over the term of the loan. As of December 31, 1994, Historical Red Lion was in compliance with these covenants.

     Historical Red Lion also had a $5 million line of credit which was terminated in 1994.

     Historical Red Lion had outstanding letters of credit of $10,762,000 at December 31, 1994. These letters of credit are unsecured.

Interest Rate Swap Agreements

     Historical Red Lion enters into interest rate swap agreements in order to lessen its exposure to interest rate changes. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. The interest cost relating to interest rate swap agreements for the years ended December 31, 1993 and 1994 was $1,345,000 and $743,000,
respectively, and interest income for the seven months ended July 31, 1995 was $353,000.

     At December 31, 1994, Historical Red Lion had three interest rate swap agreements outstanding which have substantially converted $75 million of debt from floating LIBOR based rates to all-in fixed rates ranging from 7.01% to 7.39% in 1994. The terms of the agreements range from four and one half to five years.

     These agreements are with major commercial banks and the exposure to a credit loss in the event of non-performance by the banks is minimal.

Disclosures About Fair Value of Financial Instruments

     Based on the borrowing rates currently quoted by financial institutions for bank loans with terms and maturities similar to Historical Red Lion's long-term debt, the carrying value of such debt approximates its fair value. Based on quotes obtained from dealers, Historical Red Lion would have had a gain of approximately $5,375,000 to settle the interest rate swap agreements at December 31, 1994.

3.   LEASES:

     Certain Historical Red Lion hotels are located on leased land. Two of these leases contain rental provisions which are based on a percentage of revenues. All land leases extend over the remaining useful lives of the buildings situated thereon. Historical Red Lion also leases certain office space and equipment under operating leases. Total land, office and equipment rent expense was $1,252,000 and $1,350,000 for the years ended December 31, 1993 and 1994, respectively and $961,000 for the seven months ended July 31, 1995.

     Future minimum rental payments subsequent to December 31, 1994 required under land, office and equipment leases are as follows (in thousands).

     1995                                               $    975
     1996                                                    945
     1997                                                    898
     1998                                                    721
     1999                                                    668
     Thereafter                                           12,786
                                                         -------
                                                        $ 16,993
                                                         =======

4.   EMPLOYEE BENEFIT PLANS:

     Historical Red Lion has a defined contribution 401(k) retirement plan for all full time, non-union employees who have completed one year of service and who have attained the age of 21 years.

     Under the 401(k) plan, Historical Red Lion contributes amounts equal to each participants' elected contributions up to 6% of eligible compensation. Pension expense under this plan was $1,670,000 and $1,758,000 for the years ended December 31, 1993 and 1994, respectively, and $1,338,000 for the seven months ended July 31, 1995.

     Historical Red Lion also has a non-qualified supplemental employee retirement plan ("SERP"). The SERP was designed to complement the 401(k) plan by restoring participants' benefits otherwise lost by certain employees due to the statutory limits in the 401(k) plan. The pension expense under the SERP was $287,000 and $322,000 for the years ended December 31, 1993 and 1994, respectively and $126,000 for the seven months ended July 31, 1995.

     Certain management employees are participants in an incentive unit plan. Participation units are awarded at the discretion of Historical Red Lion's general partner. No units have been awarded since 1991. Awarded units vest five years after the award date and are payable five years after vesting, and earlier under certain circumstances. Unit values are determined by various formulas tied to cash flow, as defined, and appreciation in value of Historical Red Lion and partners' equity. No accrual for this plan was required for the years ended December 31, 1993 or 1994, or the seven month period ended July 31, 1995.

     The Chief Executive Officer of Historical Red Lion has an incentive compensation agreement, the value of which is tied to the increase, if any, in the value of Historical Red Lion's partners' equity. No accrual for this agreement was required for the years ended December 31, 1993 or 1994, or the seven month period ended July 31, 1995.

5.   COMMITMENTS AND CONTINGENCIES:

     At December 31, 1994, Historical Red Lion had commitments, relating to capital improvement projects, of $7,994,000.

     Historical Red Lion is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on Historical Red Lion's financial position, results of operations or liquidity.

6.   RELATED PARTY TRANSACTIONS:

     At December 31, 1994 other assets, net, include $1,483,000 of interest bearing notes receivable from a joint venturer.

     Other significant related party transactions are discussed in Notes 1 and 7.

7.   TRANSACTIONS WITH RED LION INNS LIMITED PARTNERSHIP:

     As discussed in Note 1, Red Lion Properties, Inc. ("Properties"), a wholly-owned subsidiary of Historical Red Lion, serves as general partner and owns 1.99% of the MLP.

     Historical Red Lion manages the MLP hotels pursuant to a management agreement and receives a base management fee equal to 3% of annual gross revenues plus an incentive management fee based on adjusted gross operating profit, as defined in the management agreement. The management agreement, which began in 1987, has a seventy-five year term including renewal options. Historical Red Lion also charges the MLP hotels for their pro rata share of support services such as computer, advertising, public relations, promotional and sales and central reservation services.

     All the MLP personnel are employees of Historical Red Lion and its affiliates. Additionally, auxiliary enterprises owned by Historical Red Lion sell operating supplies, furnishings and equipment to the MLP. In the opinion of management, sales to the MLP by the auxiliary enterprises were made at prices and terms which approximate arms-length transactions.

     The aggregate amounts, excluding personnel related expenses, charged to the MLP under the arrangements described above were as follows (in thousands):

                                                 Seven Months
                                                        ended           Years ended December 31,
                                                       July 31,         ------------------------
                                                          1995            1994             1993
                                                          ----            ----             ----
     Management fees                                    $4,956          $7,456           $4,029
     Support services                                    2,409           3,778            3,653
     Purchase from auxiliary enterprises                 5,184           9,513            9,409

     Incentive management fees are subordinate to distributions by the MLP to facilitate current payment of distributions to the limited partners. The subordinated fees accrue without interest up to a maximum amount of $6 million. This ceiling was reached in 1988 and, because management does not anticipate it will be paid during 1995, such amount has been classified as non-current under the caption other assets, net, in the consolidated balance sheet at December 31, 1994.

     At December 31, 1994, other assets, net, include $3,726,000 which Properties advanced to the MLP under a $4 million credit facility made available to facilitate cash distributions to partners during the MLP's first 36 months of operations. The amount outstanding under this facility will be repaid to Historical Red Lion out of either (i) cash flow after payment of priority distributions and incentive management fees, or (ii) sale or refinancing proceeds prior to any distribution to limited partners.

     In addition to the incentive management fee and general partner loan discussed above, Historical Red Lion was due $13,482,000 from the MLP for services, payroll funding and capital expenditure funding provided as of December 31, 1994. These amounts are included in accounts receivable, affiliates in the consolidated balance sheet, net of working capital related to the managed MLP hotels of $1,160,000 at December 31, 1994.

     Summarized income statement information for MLP is as follows (in thousands):

                                                  Seven Months
                                                         ended            Years ended December 31,
                                                       July 31,            ------------------------
                                                          1995             1994               1993
                                                          ----             ----               ----
      Revenues                                         $22,258          $35,620            $32,511
                                                       =======          =======            =======
      Income before cumulative effect
        of change in accounting principle                2,153            2,929              3,206
      Cumulative effect of change in
        accounting for income taxes                         --               --             (1,351)
                                                       -------          -------            -------

      Net income                                       $ 2,153          $ 2,929            $ 1,855
                                                       =======          =======            =======

     Revenues of the MLP represent the gross operating profit (operating revenues less operating expenses) of the MLP hotels as this amount is similar to gross rent received from Historical Red Lion to manage the hotels. As discussed in Note 1, the operating revenues and expenses of the MLP hotels are consolidated in Historical Red Lion's consolidated financial statements.

     Consolidation of the operating revenues and expenses of the MLP does not affect Historical Red Lion's cash flow or net income except to the extent that management fees were paid.

     Summarized balance sheet information for the MLP, not included in the accompanying consolidated balance sheet (including amounts due from and owed to Historical Red Lion) is as follows (in thousands):

                                                                   December 31,
                                                                           1994
                                                                   ------------
     Cash                                                           $        --
     Noncurrent assets, primarily property and equipment                165,205
     Current liabilities                                                 17,343
     Long-term obligations, net of current portion                      123,430
     Deferred income taxes                                                1,401
     Partners' equity                                                    23,031


8.   LOSS ON SALE OF PROPERTY

     During 1993, Historical Red Lion recorded a loss of $1,701,000 which resulted from the sale of excess land and other assets.

9.   SUBSEQUENT EVENTS (UNAUDITED)

     On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding 17 hotels (the "Leased Hotels"), certain minority joint venture interests and certain current assets) and certain liabilities to Red Lion Hotels, Inc. ("RLHI") in exchange for 20,899,900 shares of RLHI's common stock. An additional 10,062,500 shares of RLHI's common stock were sold to the public at the August 1, 1995 closing of RLHI's initial public offering, raising net proceeds of $173,388,000.

     Also on August 1, 1995, Historical Red Lion paid $50,052,000 of the remaining indebtedness and contributed the Leased Hotels and the remaining related debt to a new partnership wholly-owned by Historical Red Lion. Such debt, aggregating approximately $91,136,000, was repaid with proceeds from a $97,500,000 refinancing of the Leased Hotels.

                       PRO FORMA FINANCIAL STATEMENTS

     The unaudited Pro Forma Consolidated Statements of Income for the years ended December 31, 1995 and 1994 present in the "The Company Pro
Forma" columns the results of operations of the Company as if the Formation and Refinancing had been completed on January 1, 1994, except that certain expenses resulting from the Formation and Offering totaling $14,662,000 and the initial recording of estimated deferred income tax benefits of $9,736,000 resulting from the Formation, all of which were included in the Company's actual financial results for the 10 months ended December 31, 1995, are included in the 1995 pro forma presentation. The adjustments required to reflect the Formation and Refinancing are set forth in the "Pro Forma Adjustments" columns and are discussed in the accompanying notes. The pro forma financial data of the Company are presented for informational purposes only and may not reflect what would have been the Company's future results of operations had such transactions occurred as of the dates indicated.

     The Pro Forma Consolidated Statement of Income for the year ended December 31, 1995 presents the results of Historical Red Lion for the seven months ended July 31, 1995 and the results of the Company for the ten months ended December 31, 1995, adjusted for the effects of the Formation and Refinancing. Ten months of Company operations are included as those operations reflect an interest in a joint venture contributed by Historical Red Lion in March 1995 (and thereby excluded from Historical Red Lion's operating results for the seven months ended July 31, 1995), as well as results of the Company subsequent to the Formation and Refinancing. The Pro Forma Consolidated Statement of Income for the year ended December 31, 1994, presents the results of Historical Red Lion for the year ended December 31, 1994, adjusted for the effects of the Formation and Refinancing.

     The unaudited Pro Forma Consolidated Statements of Income and the related notes should be read in conjunction with the financial statements of the Company as of December 31, 1995 and for the ten months then ended and of Historical Red Lion for the seven months ended July 31, 1995 and the year ended December 31, 1994.

                           RED LION HOTELS, INC.
                PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)
                                (unaudited)


                                                      Historical                                                           The
                                                        Red Lion          The Company                                  Company
                                                    Seven Months           Ten Months                                Pro Forma
                                                           Ended                Ended          Pro Forma            Year Ended
                                                   July 31, 1995        Dec. 31, 1995        Adjustments         Dec. 31, 1995
                                                 ---------------        -------------        -----------         -------------
REVENUES:
   Rooms                                                $161,834             $115,370       $           --         $   277,204
   Food and beverage                                      92,570               72,711                   --             165,281
   Other                                                  27,802               26,688               (4,606)(a)          49,884
                                                        --------             --------               -------           --------

           Total revenues                                282,206              214,769               (4,606)            492,369
                                                        --------             --------               -------         ----------

OPERATING COSTS AND EXPENSES:
    Departmental direct expenses
       Rooms                                              39,670               28,723                   --              68,393
       Food and beverage                                  73,269               54,181                   --             127,450
       Other                                              10,592                7,996                   --              18,588
   Property indirect expenses                             60,342               43,668                   --             104,010
   Other costs                                            10,787               17,111                8,547 (b)          36,445
   Depreciation and amortization                          17,053                8,715               (6,441)(c)          19,327
   Payments due to owners of managed hotels               32,073               19,428               (4,606)(a)          46,895
   Expenses resulting from the Formation
     and Offering                                             --               14,662                   --              14,662
                                                     -----------             --------           ----------          ----------

OPERATING INCOME                                          38,420               20,285               (2,106)             56,599

EQUITY IN EARNINGS OF
   UNCONSOLIDATED JOINT VENTURES                           1,614                  685                   --               2,299

OTHER INCOME (EXPENSE):
   Interest income                                         2,097                1,600                   --               3,697
   Interest expense                                      (22,413)              (9,707)              10,361(d)          (21,759)
                                                        --------            ---------              -------          ----------

        Total Other Expense                              (20,316)              (8,107)              10,361             (18,062)
                                                        --------            ---------              -------          ----------

INCOME BEFORE JOINT VENTURERS'
   INTERESTS AND INCOME TAXES                             19,718               12,863                8,255              40,836

JOINT VENTURERS' INTERESTS                                   411               (1,365)                 196(e)             (758)
                                                       ---------            ----------             -------          ----------

INCOME BEFORE INCOME TAXES                                20,129               11,498                8,451              40,078

INCOME TAX BENEFIT (EXPENSE)                                  --                4,107              (11,434)(f)          (7,327)
                                                     -----------            ---------              -------          ----------

NET INCOME (LOSS)                                       $ 20,129             $ 15,605             $ (2,983)        $    32,751
                                                        ========             ========             =========         ==========

PRO FORMA EARNINGS PER SHARE                                                                                       $      1.05(g)

COMMON SHARES                                                                                                       31,312,500(g)

         See notes to pro forma consolidated statements of income.

                           RED LION HOTELS, INC.
                PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except share data)
                                (unaudited)


                                                                        Year Ended December 31, 1994
                                                             ---------------------------------------------------
                                                                                                             The
                                                           Historical             Pro Forma              Company
                                                             Red Lion           Adjustments            Pro Forma
                                                             --------           -----------            ---------
REVENUES:
   Rooms                                                     $257,699         $          --          $   257,699
   Food and beverage                                          159,154                    --              159,154
   Other                                                       46,035                    --               46,035
                                                             --------          ------------           ----------

           Total revenues                                     462,888                    --              462,888
                                                              -------          ------------           ----------

OPERATING COSTS AND EXPENSES:
    Departmental direct expenses
       Rooms                                                   64,121                    --               64,121
       Food and beverage                                      124,070                    --              124,070
       Other                                                   17,586                    --               17,586
   Property indirect expenses                                  99,673                    --               99,673
   Other costs                                                 19,570                14,650  (b)          34,220
   Depreciation and amortization                               31,313               (11,500) (c)          19,813
   Payments due to owners of managed hotels                    42,841                    --               42,841
                                                             --------          ------------           ----------

OPERATING INCOME                                               63,714                (3,150)              60,564

EQUITY IN EARNINGS OF
   UNCONSOLIDATED JOINT VENTURES                                1,327                    --                1,327

OTHER INCOME (EXPENSE):
   Interest income                                              1,405                    --                1,405
   Interest expense                                           (34,142)               13,374  (d)         (20,768)
                                                             --------              --------           ----------

        Total Other Expense                                   (32,737)               13,374              (19,363)
                                                             --------             ---------           ----------

INCOME BEFORE JOINT VENTURERS'
   INTERESTS AND INCOME TAXES                                  32,304                10,224               42,528

JOINT VENTURERS' INTERESTS                                     (1,321)                  329  (e)            (992)
                                                            ---------            ----------           ----------

INCOME BEFORE INCOME TAXES                                     30,983                10,553               41,536

PROVISION FOR INCOME TAXES                                         --               (16,614) (f)         (16,614)
                                                          -----------             ---------           ----------

NET INCOME                                                   $ 30,983             $  (6,061)             $24,922
                                                             ========             =========           ==========

PRO FORMA EARNINGS PER COMMON SHARE                                --                    --          $      0.80 (g)

COMMON SHARES                                                      --                    --           31,312,500 (g)

         See notes to pro forma consolidated statements of income.

                           RED LION HOTELS, INC.
            NOTES TO PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

1.   BASIS OF PRESENTATION (IN THOUSANDS)

     The Pro Forma Consolidated Statements of Income for the year ended December 31, 1995 present the results of Historical Red Lion for the seven months ended July 31, 1995 and the actual results of operations of the Company for the ten months ended December 31, 1995, adjusted for the effects of the Formation and Refinancing. Ten months of Company operations are included as those operations reflect an interest in a joint venture property contributed by Historical Red Lion in March 1995 (and thereby excluded from Historical Red Lion's operating results for the seven months ended July 31, 1995), as well as the results of the Company subsequent to the Formation and Refinancing. The amounts are presented as if the Formation and Refinancing had occurred on January 1, 1994, except that certain expenses resulting from the Formation and Offering totaling
$14,662 and the initial recording of estimated deferred income tax benefits of $9,736 resulting from the Formation, all of which were included in the Company's actual financial results for the 10 months ended December 31, 1995, are included in the 1995 pro forma presentation.

     The 1995 pro forma financial data includes amounts for obligations under the incentive unit plan and supplemental income retirement agreement which were contingent upon the completion of the Company's initial public offering ("the Offering"). These amounts were $13,348 in the aggregate and were recorded as operating expenses by the Company after the closing of the Offering. The 1995 pro forma financial data also includes the initial recording of estimated deferred income tax benefits of $9,736 associated with the change in tax status, and the write-off of previously recorded financing costs, debt discount and prepayment penalties and expenses associated with the transfer of assets to the Company of $1,314. These amounts were also recorded by the Company subsequent to the closing of the Offering.

     Excluding the effect of the nonrecurring Formation costs of $1,314 and the obligations under an incentive unit plan and a supplemental retirement agreement aggregating $13,348, pro forma operating income and income before income taxes for the year ended December 31, 1995 would have increased by $14,662, resulting in pro forma operating income and income before income taxes of $71,261 and $54,740, respectively. As a result, pro forma net income would have been $42,583, an increase of $9,832, or $0.31 per share. Excluding the estimated deferred income tax benefits of $9,736, pro forma net income would have decreased by $9,736, or $0.31 per share. When combined with the amounts related to Formation costs and the obligations under the incentive unit plan and supplemental income retirement agreement, income would have been $32,847, resulting in pro forma earnings per common share of $1.05.

     The 1994 pro forma financial data does not include amounts related to Formation costs of $1,314, the aggregate obligations under the incentive unit plan and supplemental income retirement agreement of $13,348, or the estimated deferred income tax benefits of $9,736, which were recorded by the Company subsequent to completion of the Offering.

     The unaudited pro forma consolidated statements of income for the years ended December 31, 1995 and 1994 are presented for informational purposes only and may not reflect the Company's future results of operations or what the results of operations would have been had such transactions occurred as of the dates indicated.

     All significant intercompany accounts and transactions have been eliminated. A pro forma balance sheet as of December 31, 1995 is not presented as it would be identical to the Company's consolidated balance sheet as of December 31, 1995.

     Capitalized terms have the same meaning as defined in the Company's financial statements as of and for the ten months ended December 31, 1995.

2.   FORMATION AND REFINANCING

     Historical Red Lion contributed substantially all of its assets (excluding 17 Leased Hotels, certain minority joint venture interests and certain current assets), and certain liabilities to the Company pursuant to a contribution agreement (the "Formation"). The Company leases the Leased Hotels from the Partnership. Immediately subsequent to the initial public offering, the Company refinanced or repaid substantially all of its indebtedness and certain indebtedness of joint venture properties with the net proceeds of the offering, borrowings under a term loan facility, and existing cash (the "Refinancing").

3.   PRO FORMA ADJUSTMENTS

     The pro forma adjustments to the consolidated statements of income are detailed below:

(a) Reflects the only operations of the Company prior to the Formation, which were related to earnings from a joint venture interest in one Red Lion Hotel that was contributed to the Company by Historical Red Lion in March 1995. The operating revenue and expenses of the joint venture were included in the operating results of Historical Red Lion for the seven months ended July 31, 1995, as Historical Red Lion retained management of the joint venture during that same period. Accordingly, the operating profit from the joint venture was reflected as "Payments due to owners of managed hotels" in the consolidated statement of income of Historical Red Lion for the seven months ended July 31, 1995, and as other revenues in the Company's consolidated statement of income for the ten months ended December 31, 1995. The pro forma adjustment eliminates the operating profit remitted to the Company by Historical Red Lion.

(b)  Net adjustment to reflect the following (in thousands):


                                                             Seven Months
                                                                    Ended             Year Ended
                                                                  July 31,           December 31,
                                                                     1995                   1994
                                                                     ----                   ----
     Lease expense on the Leased Hotels                          $  8,750              $  15,000
     Fee paid by the Partnership for administrative
       services provided by the Company                              (203)                  (350)
                                                                  -------               --------
      Net adjustment                                             $  8,547              $  14,650
                                                                  =======               ========

(c) Adjustment to reflect a $6.4 million and a $11.5 million decrease in depreciation and amortization for the seven months ended July 31, 1995, and the year ended December 31, 1994, respectively, associated with the Leased Hotels and the elimination of debt discount amortization associated with repayment of debt contributed. These items would not have been incurred if the Formation had taken place at the beginning of the applicable period.

(d)  Pro forma interest expense consists of the following (in thousands):


                                                                             Years Ended December 31,
                                                                            --------------------------
                                                                            1995                  1994
                                                                            ----                  ----
     Interest expense prior to Formation:
     Interest expense on debt not refinanced                           $   3,882              $  6,651
     Interest expense on term loan                                         6,101                10,460
     Historical interest expense on debt repaid during the period            689                 1,107
     Other financing costs                                                   717                 1,276
     Amortization of deferred loan costs                                     663                 1,274
                                                                       ---------              --------
       Total prior to Formation                                           12,052                20,768
     Interest expense subsequent to Formation                              9,707                    --
                                                                       ---------              --------

       Total pro forma interest expense                                $  21,759              $ 20,768
                                                                       =========              ========
     Pro forma adjustments consist of:
     Historical Red Lion interest                                      $  22,413              $ 34,142
     Company interest subsequent to Formation                              9,707                    --
     less: Pro forma interest expense                                    (21,759)              (20,768)
                                                                        --------              --------
       Net adjustment                                                  $  10,361              $ 13,374
                                                                        ========              ========

     Pro forma interest on the term loan was calculated using an assumed 7.75% interest rate. This assumed interest rate was based on the one month London Interbank Offering Rate as of May 31, 1995 plus 2% (8.08%), adjusted by existing interest rate swap agreements with a notional amount of $75.0 million contributed to the Company.

(e) Adjustment reflects loss attributable to the interest in consolidated joint ventures retained by the Partnership.

(f) Adjustment to record the income tax expense associated with operating as a corporation using an income tax rate of approximately 40%.

(g) Based on 31,312,500 shares of common stock issued in the offering. A separate supplemental earnings per common share giving effect to the number of shares of common stock which would be required to be issued to replace the equity of the net assets retained by the Partnership, instead of the number of shares to be issued in the Offering, has not been presented since it is not materially different from the pro forma earnings per share as shown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors of the Company is included under "Election of Directors" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this Report. Information with respect to compliance with Section 16(a) of the Securities Exchange Act is included under "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is included under "Proposal 1: Election of Directors--Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is included under "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions with management is included under "Certain Transactions" in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders filed or to be filed not later than 120 days after the end of the fiscal year covered by this Report and is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The financial statements filed as part of this report are listed in the Index to Financial Statements on the first page of Item 8 of this report.

     (a)(2) Financial Statement Schedules

     No schedules are included because the required information is inapplicable or is presented in the financial statements or related notes thereto.

     (a)(3) Exhibits

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File Number 33-90306 (the "1995 S-1").

     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the 1995 S-1.

     4.1  Specimen Common Stock Certificate. Incorporated by reference to
          Exhibit 4.1 to the 1995 S-1.

     4.2 Registration Rights Agreement dated August 1, 1995 between the Company and Red Lion, a California Limited Partnership.
          Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, File Number 1-13700 (the "September 30, 1995 Form 10-Q").

    10.1 Master Lease dated August 1, 1995 between RLH Partnership, L.P., as Landlord, and the Company, as Tenant. Incorporated by reference to Exhibit 10.1 to the September 30, 1995 Form 10-Q.

   *10.2 Form of Indemnification Agreement among the Company and its directors and officers. Incorporated by reference to Exhibit 10.2 to the 1995 S-1.

    10.3 Management Agreement dated April 6, 1987 between Red Lion Inns Operating L.P. and Red Lion, a California Limited Partnership. Incorporated by reference to Exhibit 10.3 to the 1995 S-1.

    10.4 Credit Agreement dated as of July 31, 1995 among the Company and Credit Lyonnais New York Branch. Incorporated by reference to
          Exhibit 10.4 to the September 30, 1995 Form 10-Q.

    10.5 Contribution Agreement dated as of August 1, 1995 between the Company and Red Lion, a California Limited Partnership.
          Incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q.

   *10.6  1995 Equity Participation Plan. Incorporated by reference to
          Exhibit 10.6 to the September 30, 1995 Form 10-Q.

   *10.7  Supplemental Employee Retirement Plan.

   *10.8  Incentive Unit Plan, as amended. Incorporated by reference to
          Exhibit 10.8 to the 1995 S-1.

   *10.9 Supplemental Income Retirement Agreement with David J. Johnson. Incorporated by reference to Exhibit 10.9 to the September 30, 1995 Form 10-Q.

   *10.10 Management Bonus Plan. Incorporated by reference to Exhibit
          10.10 to the September 30, 1995 Form 10-Q.

   *10.11 Non-Qualified Stock Option Agreement with David J. Johnson.
          Incorporated by reference to Exhibit 10.11 to the September 30, 1995 Form 10-Q.

    21.1  List of Subsidiaries of the Company. Incorporated by reference to
          Exhibit 21 to the 1995 S-1.

    27.1  Financial Data Schedule.

- - - -------------------------

 * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K. Two reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1995. A Form 8-K dated December 1, 1995 reported under Item 5 the issuance of a press release announcing the acquisition of a hotel in Spokane, Washington. A Form 8-K dated December 22, 1995 reported under Item 4 a change in the Company's public accountants.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RED LION HOTELS, INC.


Date:  April 1, 1996                By DAVID J. JOHNSON
                                        ---------------------------------------
                                        David J. Johnson,
                                        President, Chief Executive Officer and
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 1996.

         Signature                      Title

      DAVID J. JOHNSON
- - - ----------------------------------      President, Chief Executive Officer
      David J. Johnson                  and Chairman of the Board (Principal
                                        Executive Officer)


      C. MICHAEL VERNON
- - - ----------------------------------      Chief Financial Officer
      C. Michael Vernon                 (Principal Financial and
                                         Accounting Officer)


    MICHAEL W. MICHELSON
- - - ----------------------------------      Director
    Michael W. Michelson


      EDWARD W. GILHULY
- - - ----------------------------------      Director
      Edward A. Gilhuly


       TODD A. FISHER
- - - ----------------------------------      Director
       Todd A. Fisher

                               EXHIBIT INDEX

   EXHIBIT
     NO.                          DESCRIPTION
   -------                        -----------

     3.1 Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File Number 33-90306 (the "1995 S-1").

     3.2 Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the 1995 S-1.

     4.1  Specimen Common Stock Certificate. Incorporated by reference to
          Exhibit 4.1 to the 1995 S-1.

     4.2 Registration Rights Agreement dated August 1, 1995 between the Company and Red Lion, a California Limited Partnership. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 File Number 1-13700 (the "September 30, 1995 Form 10-Q").

     10.1 Master Lease dated August 1, 1995 between RLH Partnership, L.P., as Landlord, and the Company, as Tenant. Incorporated by reference to Exhibit 10.1 to the September 30, 1995 Form 10-Q.

     10.2 Form of Indemnification Agreement among the Company and its directors and officers. Incorporated by reference to Exhibit 10.2 to the 1995 S-1.

     10.3 Management Agreement dated April 6, 1987 between Red Lion Inns Operating L.P. and Red Lion, a California Limited Partnership. Incorporated by reference to Exhibit 10.3 to the 1995 S-1.

     10.4 Credit Agreement dated as of July 31, 1995 among the Company and Credit Lyonnais New York Branch. Incorporated by reference to
          Exhibit 10.4 to the September 30, 1995 Form 10-Q.

     10.5 Contribution Agreement dated as of August 1, 1995 between the Company and Red Lion, a California Limited Partnership.
          Incorporated by reference to Exhibit 10.5 to the September 30, 1995 Form 10-Q.

     10.6 1995 Equity Participation Plan. Incorporated by reference to
          Exhibit 10.6 to the September 30, 1995 Form 10-Q.

     10.7 Supplemental Employee Retirement Plan.

     10.8 Incentive Unit Plan, as amended. Incorporated by reference to
          Exhibit 10.8 to the 1995 S-1.

     10.9 Supplemental Income Retirement Agreement with David J. Johnson. Incorporated by reference to Exhibit 10.9 to the September 30, 1995 Form 10-Q.

    10.10 Management Bonus Plan. Incorporated by reference to Exhibit
          10.10 to the September 30, 1995 Form 10-Q.

    10.11 Non-Qualified Stock Option Agreement with David J. Johnson. Incorporated by reference to Exhibit 10.11 to the September 30, 1995 Form 10-Q.

     21.1 List of Subsidiaries of the Company. Incorporated by reference to
          Exhibit 21 to the 1995 S-1.

     27.1 Financial Data Schedule.