Form 10-Q
period 1996-03-31
RED LION HOTELS INC
filed 1996-05-15
CIK 941557

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                               -------   -------

                     Commission file number  1-13700
                                             -------


                             RED LION HOTELS, INC.
                             ---------------------
             (Exact Name of Registrant as Specified in Its Charter)


      Delaware                                                91-1634199
      --------                                                ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


4001 Main Street, Vancouver, Washington                            98663
- ----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)


                                 (360) 696-0001
                                 --------------
              (Registrant's telephone number, including area code)



  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No   .
                                        ---   ---

Number of shares of registrant's common stock outstanding at May 6, 1996:
31,312,500

                             RED LION HOTELS, INC.
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1      Consolidated Financial Statements (unaudited):

                Consolidated Balance Sheets                                  3

                Consolidated Statements of Income                            4

                Consolidated Statements of Stockholders' Equity              5

                Consolidated Statements of Cash Flows                        6

                Notes to Consolidated Financial Statements                   7

   Item 2      Management's Discussion and Analysis of
                Financial Condition and Results of Operations               12


PART II - OTHER INFORMATION

   Item 6      Exhibits and Reports on Form 8-K                             16

                                     PART I


ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------

                             RED LION HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                           MARCH 31, 1996   DECEMBER 31, 1995
                                           --------------   -----------------
ASSETS
CURRENT ASSETS:

  Cash and cash equivalents                  $ 51,751            $ 68,355
  Accounts receivable, net                     21,943              19,709
  Accounts receivable - affiliates             12,344              12,096
  Inventories                                   6,205               6,339
  Prepaid expenses and other current            5,695               5,461
   assets
  Deferred income taxes                         2,809               2,306
                                             --------            --------

      Total current assets                    100,747             114,266

PROPERTY AND EQUIPMENT, net                   344,090             336,269

INVESTMENTS IN AND ADVANCES TO
 UNCONSOLIDATED JOINT VENTURES                 16,681              16,429

GOODWILL, net                                  21,328              21,508
DEFERRED INCOME TAXES                           5,905               6,571
DUE FROM AFFILIATE                             23,340              20,828
OTHER ASSETS, net                              11,462              11,049
                                             --------            --------

      Total assets                           $523,553            $526,920
                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                           $ 15,943            $ 23,618
  Accrued expenses                             35,527              37,197
  Current portion of long-term debt             9,833               7,759
                                             --------            --------

     Total current liabilities                 61,303              68,574

LONG-TERM DEBT, NET OF CURRENT PORTION        212,540             215,608

OTHER LONG-TERM OBLIGATIONS                    11,693              11,169

JOINT VENTURERS' INTEREST                       1,290               1,290
                                             --------            --------

     Total liabilities                        286,826             296,641
                                             --------            --------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value;
   100,000,000 shares authorized;
    31,312,500 shares issued and
     outstanding                                  313                 313
  Additional paid-in capital and net
   assets contributed                         214,361             214,361
  Retained earnings                            22,053              15,605
                                             --------            --------

      Total stockholders' equity              236,727             230,279
                                             --------            --------

      Total liabilities and
       stockholders' equity                  $523,553            $526,920
                                             ========            ========

                See notes to consolidated financial statements.

                             RED LION HOTELS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)


                                                THREE              ONE
                                            MONTHS ENDED       MONTH ENDED
                                           MARCH 31, 1996    MARCH 31, 1995
                                           ---------------   ---------------
REVENUES:
  Rooms                                       $    67,029        $       --
  Food and beverage                                39,105                --
  Other                                            14,516               657
                                              -----------        ----------
     Total revenues                               120,650               657

OPERATING COSTS AND EXPENSES:
  Departmental direct expenses:
    Rooms                                          17,870                --
    Food and beverage                              30,940                --
    Other                                           4,924                --
  Property indirect expenses                       27,315                --
  Other costs                                       8,509                61
  Depreciation and amortization                     4,396               180
  Payments due to owners of managed                12,312                --
   hotels                                     -----------        ----------

OPERATING INCOME                                   14,384               416

EQUITY IN EARNINGS OF UNCONSOLIDATED                  847                --
  JOINT VENTURES

OTHER INCOME (EXPENSE):
  Interest income                                     736                --
  Interest expense                                 (4,618)             (324)
                                              -----------        ----------
      Total other expense                          (3,882)             (324)
                                              -----------        ----------

INCOME BEFORE JOINT VENTURERS' INTERESTS           11,349                92

JOINT VENTURERS' INTERESTS                           (603)              (68)
                                              -----------        ----------

INCOME BEFORE INCOME TAXES                         10,746                24

INCOME TAX BENEFIT (EXPENSE)                       (4,298)            1,190
                                              -----------        ----------

NET INCOME                                    $     6,448        $    1,214
                                              ===========        ==========

EARNINGS PER COMMON SHARE                            $.21        $12,140.00
                                              ===========        ==========

WEIGHTED AVERAGE COMMON SHARES                 31,312,500               100
 OUTSTANDING                                  ===========        ==========

                See notes to consolidated financial statements.

                             RED LION HOTELS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)



                                                             ADDITIONAL
                                                               PAID-IN
                                            COMMON STOCK     CAPITAL AND
                                           ---------------   NET ASSETS    RETAINED
                                           SHARES   AMOUNT   CONTRIBUTED   EARNINGS    TOTAL
                                           ------   ------   -----------   --------   --------
Balance, February 28, 1995                     --     $ --     $      --     $   --     $   --

Net assets contributed                     20,900      209        34,427         --     34,636

Net proceeds from initial public
 offering                                  10,063      101       173,287         --    173,388

Issuance of shares in conjunction with
  termination of an incentive unit plan       350        3         6,647         --      6,650

Net income                                     --       --            --     15,605     15,605
                                           ------   ------   -----------   --------   --------

Balance, December 31, 1995                 31,313     $313      $214,361    $15,605   $230,279

Net income                                     --       --            --      6,448      6,448
                                           ------   ------   -----------   --------   --------

Balance, March 31, 1996                    31,313     $313      $214,361    $22,053   $236,727
                                           ======   ======   ===========   ========   ========

                See notes to consolidated financial statements.

                             RED LION HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                     THREE              ONE
                                                                 MONTHS ENDED       MONTH ENDED
                                                                MARCH 31, 1996    MARCH 31, 1995
                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  6,448           $ 1,214
  Adjustments to reconcile net income to cash (used in)
    provided by operating activities:
      Income attributable to joint venturers' interest                     603                68
      Equity in earnings of unconsolidated joint ventures                 (847)               --
      Depreciation and amortization                                      4,396               180
      Amortization of other assets                                         329                21
      Deferred income tax provision                                        163            (1,200)
   Changes in assets and liabilities:
      Accounts receivable                                               (2,234)               --
      Accounts receivable - affiliates                                    (248)               --
      Inventories                                                          134                --
      Prepaid expenses and other current assets                           (234)               --
      Accounts payable, accrued expenses and other long-term
       obligations                                                      (8,821)             (216)
                                                                      --------           -------
        Net cash (used in) provided by operating activities               (311)               67
                                                                      --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                              (12,354)              (16)
  Distributions to joint venturers                                        (182)               --
  Net increase in due from affiliates                                   (2,512)               --
  Net increase in other assets                                            (425)               --
  Distributions from unconsolidated joint ventures                          49                --
  Other investing activities                                               125               (51)
                                                                      --------           -------

        Net cash used in investing activities                          (15,299)              (67)
                                                                      --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                     9,000                --
  Repayments of long-term borrowings                                   (10,092)               --
  Other financing activities                                                98                --
                                                                      --------           -------
        Net cash used in financing activities                             (994)               --
                                                                      --------           -------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (16,604)               --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          68,355                --
                                                                      --------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 51,751           $    --
                                                                      ========           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                        $  3,921           $   254
      Income taxes                                                       3,100                --

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Net liabilities (other than cash) contributed by Historical
  Red Lion (Note 1), including property and equipment of $45,006, long-term debt of $45,000, other assets of $859, joint
  venture interests of $412 and current liabilities of $546.          $     --           $    93

                See notes to consolidated financial statements.

                             RED LION HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

       Nature of Operations

       Red Lion Hotels, Inc. and subsidiaries ("Red Lion" or the "Company") is a full service hospitality company operating 55 hotels in 10 western states. The Company was incorporated in Delaware in March 1994 as a wholly owned subsidiary of Red Lion, a California Limited Partnership ("Historical Red Lion"). The Company's operations commenced in March 1995 when Historical Red Lion contributed to the Company a 49.4% interest in a joint venture (the "Santa Barbara Joint Venture") which owns the Santa Barbara Red Lion Hotel in California.

       The Company initiated an initial public offering of a portion of its common stock on July 26, 1995 (the "Offering"), which closed August 1, 1995, raising net proceeds of approximately $173 million. After giving effect to the Offering, Historical Red Lion owns approximately 67% of the Company.

       On August 1, 1995, prior to the closing of the Offering, Historical Red Lion repaid certain of its outstanding indebtedness with existing cash balances and contributed substantially all of its assets (excluding 17 hotels and certain related obligations (the "Leased Hotels"), certain minority joint venture interests and certain current assets) and certain liabilities to the Company (the "Formation"). Historical Red Lion subsequent to the Formation and refinancing of the Company (the "Partnership") retained the Leased Hotels and the related goodwill, deferred loan costs and mortgage debt, certain minority joint venture interests and certain current assets.

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

       The Santa Barbara Joint Venture contribution did not transfer the right to manage the operations of the Hotel to the Company. Since the right to manage the Santa Barbara Hotel had not been transferred to the Company, the financial statements of the Company prior to the Formation do not include the operating revenues and expenses of the Santa Barbara Hotel or that hotel's current assets and current liabilities. These amounts were included in the financial statements of Historical Red Lion, which continued to manage the Santa Barbara Hotel. The right to manage the operations of the Santa Barbara Hotel was transferred to the Company at Formation, and that hotel's operating revenues, expenses and current assets and current liabilities are reflected in the consolidated financial statements of the Company for the period from August 1, 1995 through March 31, 1996.

       The consolidated financial statements include seven joint ventures in which the Company holds a 49.9% interest. When combined with the interests retained by the Partnership, the Company and the Partnership own at least 50% of these joint ventures. Pursuant to an agreement between the Company and the Partnership, the Company has the power, in its sole discretion, to prescribe the Partnership's conduct with respect to the joint venture interests held by the Partnership. Accordingly, the Company consolidates the four joint ventures in which the combined interests of the Partnership and the Company exceed 50%. The Company consolidates one of its 50% owned joint ventures because the Company controls the joint venture through contractual arrangements, has the majority of capital at risk through its significant ownership percentage and has guaranteed 100% of the joint venture's third party debt. The unconsolidated joint ventures, including one 10% owned joint venture, are accounted for on the equity method of accounting.

       In 1987, Historical Red Lion sold its interest in 10 hotels to Red Lion Inns Limited Partnership, a publicly traded limited partnership (the "MLP"). Red Lion Properties, Inc., the general partner of the MLP, was contributed to the Company in connection with the Formation and is a wholly owned subsidiary of the Company. The MLP's public limited partners have an effective 98.01% ownership interest in the MLP's hotels with the general partner retaining the remaining 1.99% ownership interest. The Company operates the MLP's hotels under a management agreement.

       Operating revenues and expenses and current assets and current liabilities of the MLP and other management contract hotels (including the three unconsolidated joint ventures which are also managed by the Company) are included in the accompanying consolidated financial statements because the operating responsibilities associated with these hotels are substantially the same as those for owned hotels. The operating profit, net of management fee income earned by the Company for the managed hotels, is recorded as an expense in the accompanying consolidated statements of income. The consolidated financial statements include current assets and current liabilities of $9,409,000 and $9,933,000 at March 31, 1996 and December 31, 1995, respectively, and operating revenues of $44,998,000 and $0 and operating expenses of $30,971,000 and $0 for the three months ended March 31, 1996 and one month ended March 31, 1995, respectively, related to the operation of the MLP and other management contract hotels.

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

       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from estimates.

       All significant intercompany accounts and transactions have been eliminated in consolidation.

       The unaudited consolidated financial statements reflect, in the opinion of the management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for the three month period ended March 31, 1996 and for the one month period ended March 31, 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

       The unaudited consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

       2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ended December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

       3.   LONG-TERM DEBT AND CREDIT FACILITIES

       Long-term debt consists of the following (in thousands):

                                                     March 31,    December 31,
                                                        1996          1995
                                                     ----------   -------------
       Term loan, LIBOR plus 2%, 7.5% at March 31,
         1996,  payable through 2002                  $123,869      $133,750

       Bank revolving credit line, LIBOR plus 2%,
         7.5% at March 31, 1996                          9,000            --

       Mortgages, variable rates, 6.5% -7.0% at
         March 31, 1996, payable through 1998           84,689         84,900

       Note payable, imputed fixed rate, 8.69%,
         payable through 2022                            4,815           4,717
                                                      --------        --------
                                                       222,373         223,367

       Current portion of long-term debt                (9,833)         (7,759)
                                                      --------        --------

       Long-term debt, net of current portion         $212,540        $215,608
                                                      ========        ========

       4.   RELATED PARTY TRANSACTIONS

       Investments in and advances to unconsolidated joint ventures includes two notes receivable from one joint venture in the amounts of $1,444,000 and $2,009,000 at March 31, 1996 and $1,500,000 and $2,009,000 at December
       31, 1995 and bear interest at a fixed rate of 10% and a rate based on prime plus 1.0% (9.25% at March 31, 1996 and 9.5% at December 31, 1995),
       respectively. In addition, other assets, net, includes a note receivable from a joint venture in the amount of $1,671,000 and $1,628,000 outstanding at March 31, 1996 and December 31, 1995, respectively, which bears interest at a rate based on prime plus .25% times 120% (10.2% at March 31, 1996 and 10.5% at December 31, 1995).

       Transactions with the MLP

       Included in accounts receivable-affiliates and due from affiliate is $23,057,000 and $19,078,000 at March 31, 1996 and December 31, 1995,
       respectively, representing amounts receivable from the MLP primarily for capital improvements funded by the Company and Historical Red Lion which exceeded the 3% reserve established in accordance with the provisions of the management agreement. Such amounts are presented net of current assets and current liabilities related to the managed MLP hotels of $3,044,000 and $2,194,000 at March 31, 1996 and December 31, 1995,
       respectively. The current balance of $4,144,000 and $2,823,000 at March 31, 1996 and December 31, 1995, respectively, is included in accounts receivable-affiliates. The remaining balance of $18,913,000 and $16,255,000 at March 31, 1996 and December 31, 1995, respectively, is classified as due from affiliate. Amounts receivable from the MLP earn interest at the rate of prime plus 0.5% (8.75% and 9.0% at March 31, 1996 and December 31, 1995, respectively).

       Accounts receivable-affiliates and due from affiliate also include advances to and deferred incentive management fees receivable from the MLP. A total of $3,726,000 was advanced to the MLP to fund distributions during the first 36 months of the MLP's operations. The advance is non-interest bearing, has an unspecified term and is to be repaid out of available cash flow or refinancing proceeds. Additionally, non-interest bearing deferred incentive management fees receivable of $6,000,000 were contributed to the Company in the Formation. Based on the MLP's cash flows for the year ended December 31, 1995, $353,000 of such fees were received by the Company during the first quarter of 1996 reducing the outstanding balance to $5,647,000 at March 31, 1996. Additionally, $4,946,000 was repaid to the Company in April 1996 out of the refinancing of MLP long-term debt and this amount is reflected in accounts receivable-affiliates at March 31, 1996. The remaining balance is classified as due from affiliate. Accordingly, due from affiliate includes total non-interest bearing receivables from the MLP of $4,427,000 and $4,573,000 at March 31, 1996 and December 31, 1995,
       respectively.

       5.   INCOME TAXES

       Since Historical Red Lion was a partnership, no deferred tax benefits had been provided on the net assets contributed to the Company. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company recorded net deferred tax assets of $1.2 million in March 1995 related to the contribution of the Santa Barbara Joint Venture. Except for the tax benefit associated with the contribution of the Santa Barbara Joint Venture, income taxes have been provided at an estimated effective income tax rate of 40%.

       6.   INSURANCE PROCEEDS

       On February 8, 1996, three of the Company's hotels were evacuated due to flooding in northwestern Oregon and southwestern Washington. Two of the hotels were damaged by flood waters, have reopened and are undergoing repair. Management currently anticipates that renovations to such hotels will be completed in the second quarter of 1996. As the Company maintains flood and business interruption insurance, management does not believe that the ultimate outcome will have a material adverse effect on the results of operations or financial position of the Company.
       Moreover, as the Company's flood insurance policy covers the replacement cost of the damaged property, insurance proceeds will likely exceed the net book value of the underlying property, resulting in the recognition of gains when such proceeds are received.

       7.   COMMITMENTS AND CONTINGENCIES

       At March 31, 1996, the Company had commitments relating to capital improvement projects aggregating approximately $14,250,000.

       The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations or liquidity.

       8.   SUBSEQUENT EVENT

       During April 1996, the Company acquired a 290 room hotel in San Antonio, Texas for $26 million.

       ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ------------------------------------------------------------------------
                RESULTS OF OPERATIONS
                ---------------------

       RESULTS OF OPERATIONS

       The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this document. The Company believes the comparison of actual results for the three months ended March 31, 1996 to pro forma results for the three months ended March 31, 1995 provides a more meaningful presentation than a comparison to actual 1995 operations which represent the results of one hotel and a relatively short time period since the Company's operations commenced.

                                                              PRO FORMA (A)
                                            THREE MONTHS      THREE MONTHS
                                                ENDED             ENDED
                                           MARCH 31, 1996    MARCH 31, 1995
                                           ---------------   ---------------
REVENUES:
 Rooms                                        $    67,029       $    62,922
 Food and beverage                                 39,105            39,076
 Other                                             14,516            11,702
                                              -----------       -----------

   Total revenues                                 120,650           113,700

OPERATING COSTS AND EXPENSES:
 Departmental direct expenses
   Rooms                                           17,870            16,097
   Food and beverage                               30,940            31,078
   Other                                            4,924             4,535
 Property indirect expenses                        27,315            25,442
 Other costs                                        8,509             8,497(b)
 Depreciation and amortization                      4,396             4,942
 Payments due to owners of managed hotels          12,312            11,509
                                              -----------       -----------

OPERATING INCOME                                   14,384            11,600

EQUITY IN EARNINGS OF
 UNCONSOLIDATED JOINT VENTURES                        847               962

INTEREST EXPENSE, net                              (3,882)           (5,027)(c)
                                              -----------       -----------

INCOME BEFORE JOINT VENTURERS'
 INTERESTS                                         11,349             7,535

JOINT VENTURERS' INTERESTS                           (603)              191
                                              -----------       -----------

INCOME BEFORE INCOME TAXES                         10,746             7,726

INCOME TAX EXPENSE                                 (4,298)           (3,090)
                                              -----------       -----------

NET INCOME                                    $     6,448       $     4,636
                                              ===========       ===========

PRO FORMA EARNINGS PER COMMON SHARE           $      0.21       $      0.15
                                              ===========       ===========

COMMON SHARES                                  31,312,500        31,312,500(d)
                                              ===========       ===========

OTHER STATISTICS:
 Gross Operating Profit                       $    39,601          $ 36,548
 Gross Operating Profit Margin                       32.8%             32.1%

       (a) On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding the Leased Hotels, certain minority joint venture interests and certain current assets) and certain liabilities to the Company in the Formation. Also effective August 1, 1995, the Company entered into a long-term master lease with the Partnership for the Leased Hotels. The accompanying consolidated statement of income includes the pro forma results of Historical Red Lion for the three months ended March 31, 1995 adjusted to give effect to the Formation, the leasing of the Leased Hotels and the repayment and refinancing of substantially all debt with borrowings under a new credit facility and the net proceeds of the public offering, assuming that such events were completed on January 1, 1995.

       (b) Pro forma other costs includes quarterly lease expense of $3,750,000 associated with the Leased Hotels, offset by quarterly administrative costs of $89,000 for which the Company is reimbursed by the Partnership.

       (c) Pro forma interest expense for the quarter ended March 31, 1995 reflects the effects of the Formation and Refinancing as if those events had occurred on January 1, 1995. Accordingly, pro forma interest expense does not include interest on debt associated with the Leased Hotels or repaid with the proceeds of the Offering.

        (d) Based on the number of common shares issued in the Offering, as if the Offering occurred on January 1, 1995.

       Comparison of Three Months Ended March 31, 1996 and Pro Forma Three
       -------------------------------------------------------------------
            Months Ended March 31, 1995
            ---------------------------

       The Company's net income increased 39% to $6.4 million ($.21 per share) for the quarter ended March 31, 1996 from pro forma net income of $4.6 million ($.15 per share) for the quarter ended March 31, 1995.

       Revenues.  The Company's operating revenues for the quarter ended March
       ---------
       31, 1996 were $120.7 million, an increase of $7 million or 6% from pro forma operating revenues of $113.7 for the quarter ended March 31, 1995. The changes in specific revenue categories are discussed below.

       Room revenues increased 7% to $67 million for the quarter ended March 31, 1996 as compared to pro forma room revenues of $62.9 million for the quarter ended March 31, 1995. This increase was primarily due to a 5% rise in average daily room rates to $78.16. Actual occupancy of 67% during the quarter ended March 31, 1996 decreased 1% as compared to the pro forma occupancy rate for the quarter ended March 31, 1995. An additional component of the increase in room revenues was the acquisition of a 369 room hotel during December 1995 in Spokane, Washington ("Spokane City Center"). Spokane City Center contributed room revenues of $1.2 million during the quarter ended March 31, 1996.

       Other revenues increased 24% to $14.5 million for the quarter ended March 31, 1996 as compared to pro forma other revenues of $11.7 million for the quarter ended March 31, 1995 due primarily to increased banquet rentals, ancillary banquet services and insurance proceeds relating to two hotels which were affected by the February 1996 flood in the Portland, Oregon area.

       Expenses.  Departmental direct expenses (expenses related to a specific
       ---------
       function, such as rooms or food and beverage) for the quarter ended March 31, 1996 increased 4% over pro forma departmental direct expenses for the
       quarter ended March 31, 1995.   As a percentage of revenues and pro forma
       revenues, departmental direct expenses and pro forma departmental direct expenses were 45% for the quarter ended March 31, 1996 and 1995, respectively.

       Property indirect expenses for the quarter ended March 31, 1996 increased 7% over pro forma property indirect expenses for the quarter ended March 31, 1995, which represents a modest increase as a percentage of revenues. Indirect costs include expenses related to a hotel's general operation, such as, utilities, repairs and maintenance, promotional expenses and administrative costs.

       The Company's gross operating profit for the quarter ended March 31, 1996 was $39.6 million, an increase of $3.1 million or 8% from pro forma gross operating profit of $36.5 million for the quarter ended March 31, 1995. The increase is primarily attributable to the higher revenues discussed above. Gross operating profit margin for the quarter ended March 31, 1996 improved to 33% from pro forma gross operating profit margin of 32% for the quarter ended March 31, 1995.

       Revenues and expenses include operating revenues and expenses of unconsolidated managed properties since the operating responsibilities associated with those hotels are substantially the same as those for owned hotels. Payments to owners of those hotels, net of the Company's management fees, increased approximately $803,000 for the quarter ended March 31, 1996 as compared to the pro forma payments to owners of managed hotels for the quarter ended March 31, 1995. The increase in payments due to owners of managed hotels is primarily attributable to improved operating performance at the managed hotels.

       Management fees in connection with the managed hotels increased moderately to $1.7 million for the quarter ended March 31, 1996 as compared to pro forma management fees of $1.5 million for the quarter ended March 31, 1995.

       The Company's operating income for the quarter ended March 31, 1996 was $14.4 million, an increase of $2.8 million or 24% from pro forma operating income of $11.6 million for the quarter ended March 31, 1995. The increase is primarily attributable to the rise in room revenues discussed above.

       Interest expense, net, decreased $1.1 million to $3.9 million for the quarter ended March 31,1996 as compared to pro forma interest expense of $5 million for the quarter ended March 31, 1995. The decrease is primarily due to interest income earned during the first quarter of 1996 of approximately $736,000 and repayments of borrowings.

       Income tax expense increased $1.2 million to $4.3 million for the quarter ended March 31,1996 as compared to pro forma income tax expense of $3.1 million for the quarter ended March 31, 1995. The Company's estimated effective tax rate is 40% for both quarters.

       LIQUIDITY AND CAPITAL RESOURCES: Cash decreased to $51.8 million at March 31, 1996 from $68.4 million at December 31, 1995 primarily as a result of the investment in capital expenditures during the first quarter of 1996, the payment of accounts payable and accrued expenses and seasonal fluctuations. The Company's principal source of cash is hotel operations. The Company and Historical Red Lion historically have generated internal cash flow to meet operating needs, make capital expenditures and reduce outstanding debt. The Company's future debt levels may vary depending on, among other factors, financing required to fund external growth opportunities, the amount of cash provided by operations and debt maturities.

       At March 31, 1996, commitments relating to capital improvement projects were approximately $14.3 million. As part of its capital expenditure program, the Company budgets for costs incurred in connection with environmental compliance at its properties. These costs historically have not been material, and the Company does not anticipate incurring material costs for environmental compliance in the future.

       In connection with the Formation, the Company repaid the majority of the debt contributed to the Company by Historical Red Lion with the proceeds of the equity offering and a new $135 million seven year term loan. In addition, on August 1, 1995, the Company obtained a $130 million credit line facility of which $80 million is available for acquisitions and $50 million is available for working capital requirements. The credit line facility has a term of seven years. The term loan and credit line facility (collectively the "Credit Facility") carry a variable interest rate based on LIBOR plus 2% (7.5% at March 31, 1996). Quarterly mandatory prepayments which increase over the term of the Credit Facility are required. In addition, in March of each year a mandatory prepayment of the Credit Facility is required in an amount equal to 50% of annual excess cash flow (as defined in the credit agreement) for the prior fiscal year. During March 1996, $9 million was drawn down on the working capital portion of the credit line facility in order to fund the mandatory prepayment of $8,631,000 on the seven year term loan. At March 31, 1996, the outstanding balance on the credit line facility totaled $9 million at an interest rate of 7.5% and at December 31, 1995 there was no outstanding balance. The $80 million available for acquisitions is anticipated to be utilized by the Company to finance the addition of hotels to the Red Lion chain through acquisitions, management contracts, joint ventures or leases.

       The Company believes that a combination of its existing cash and cash equivalents, internally generated cash flows and its borrowing ability under the credit facility will be sufficient to fund its operations and capital outlays.



                                 **************

       The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures and continuing availability of capital to fund growth and improvements. The forward-looking statements should be considered in light of these factors.

                                            PART II

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K
- ---------------------------------------------

      (a)      Exhibits:  The following document is filed herewith and made a
               --------
                          part of this report:

                          Exhibit 27 - Article 5 Financial Data Schedule for 1st Quarter 10-Q.

      (b)      Reports on Form 8-K :  None
               --------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  RED LION HOTELS, INC.


Date:   May 14, 1996              By /s/DAVID J. JOHNSON
                                     -------------------
                                      David J. Johnson
                                      President, Chief Executive Officer and
                                      Chairman of the Board



Date:   May 14, 1996              By /s/MICHAEL VERNON
                                     -----------------
                                      Michael Vernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)