Form 10-Q
period 1996-06-30
RED LION HOTELS INC
filed 1996-08-13
CIK 941557

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                                                -------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______


                        Commission file number  1-13700
                                               ---------

                             RED LION HOTELS, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)


                       Delaware                           91-1634199
                       --------                           ----------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


       4001 Main Street, Vancouver, Washington              98663
       ----------------------------------------             -----
       (Address of principal executive offices)          (Zip Code)

                                (360) 696-0001
                                --------------
              (Registrants telephone number, including area code)


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

Number of shares of registrants common stock outstanding at August 9, 1996:
31,312,500

                             RED LION HOTELS, INC.
                              REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

       Item 1  Consolidated Financial Statements (unaudited):

                  Consolidated Balance Sheets                              3

                  Consolidated Statements of Income                        4

                  Consolidated Statements of Stockholders' Equity           5

                  Consolidated Statements of Cash Flows                    6

                  Notes to Consolidated Financial Statements               7

       Item 2  Management's Discussion and Analysis of
               Financial Condition and Results of Operations              12

PART II - OTHER INFORMATION

       Item 4  Submission of Matters to a Vote of Security Holders        17

       Item 6  Exhibits and Reports on Form 8-K                           17

                                    PART I

 ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS
 ------  ---------------------------------

                             RED LION HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                  JUNE 30, 1996  DECEMBER 31, 1995
                                                  -------------  -----------------
                ASSETS
                ------
Current Assets:
  Cash and cash equivalents                            $ 36,509           $ 68,355
  Accounts receivable, net                               21,761             19,709
  Accounts receivable - affiliates                        4,572             12,096
  Inventories                                             6,286              6,339
  Prepaid expenses and other current assets               4,596              5,461
  Deferred income taxes                                   2,796              2,306
                                                       --------           --------
      Total current assets                               76,520            114,266

Property and Equipment, net                             375,567            336,269

Investments in and Advances to Unconsolidated
   Joint Ventures                                        16,274             16,429

Goodwill, net                                            21,147             21,508
Deferred Income Taxes                                     4,773              6,571
Due From Affiliate                                       25,758             20,828
Other Assets, net                                        11,844             11,049
                                                       --------           --------

                                                       $531,883           $526,920
                                                       ========           ========

        LIABILITIES AND STOCKHOLDERS EQUITY
        -----------------------------------
Current Liabilities:
  Accounts payable                                     $ 18,086           $ 23,618
  Accrued expenses                                       38,288             37,197
  Current portion of long-term debt                       9,219              7,759
                                                       --------           --------
     Total current liabilities                           65,593             68,574

Long-Term Debt, net of current portion                  204,109            215,608

Other Long-Term Obligations                              11,776             11,169

Joint Venturers' Interest                                 1,290              1,290
                                                       --------           --------
     Total liabilities                                  282,768            296,641
                                                       --------           --------

Commitments and Contingencies (Note 7)

Stockholders Equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; 0 shares issued and outstanding             --                 --
  Common stock, $.01 par value; 100,000,000 shares
     authorized; 31,312,500 shares issued and
     outstanding                                            313                313
  Additional paid-in capital and net
   assets contributed                                   214,361            214,361
  Retained earnings                                      34,441             15,605
                                                       --------           --------
      Total stockholders equity                         249,115            230,279
                                                       --------           --------
                                                       $531,883           $526,920
                                                       ========           ========

                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                             THREE MONTHS ENDED        SIX             FOUR
                                                   JUNE 30,        MONTHS ENDED    MONTHS ENDED
                                              1996        1995    JUNE 30, 1996   JUNE 30, 1995
                                            ----------  -------  --------------  --------------
Revenues:
  Rooms                                   $    80,416   $   --     $   147,445    $        --
  Food and beverage                            42,284       --          81,389             --
  Other                                        14,617    2,764          29,133           3,421
                                          -----------   ------     -----------         -------
     Total revenues                           137,317    2,764         257,967           3,421

Operating Costs and Expenses:
  Departmental direct expenses:
    Rooms                                      19,121       --          36,991              --
    Food and beverage                          32,694       --          63,634              --
    Other                                       5,155       --          10,079              --
  Property indirect expenses                   27,848       --          55,163              --
  Other costs                                   9,519      190          18,028             189
  Depreciation and amortization                 4,771      541           9,167             721
  Payments due to owners of managed
   hotels                                      13,866      233          26,178             295
                                          -----------   ------     -----------         -------

Operating Income                               24,343    1,800          38,727           2,216

Equity in Earnings of Unconsolidated
  Joint Ventures                                  576       --           1,423              --

Other Income (Expense):
  Interest income                                 539       --           1,275              --
  Interest expense                             (4,436)    (932)         (9,054)         (1,256)
                                          -----------   ------     -----------         -------
      Total other expense                      (3,897)    (932)         (7,779)         (1,256)
                                          -----------   ------     -----------         -------

Income Before Joint Venturers' Interests       21,022      868          32,371             960

Joint Venturers' Interests                       (375)    (502)           (978)           (570)
                                          -----------   ------     -----------         -------

Income Before Income Taxes                     20,647      366          31,393             390

Income Tax Benefit (Expense)                   (8,259)    (146)        (12,557)          1,044
                                          -----------   ------     -----------         -------

Net Income                                $    12,388   $  220     $    18,836         $ 1,434
                                          ===========   ======     ===========         =======

Earnings Per Common Share                 $      0.40   $2,200     $      0.60         $14,340
                                          ===========   ======     ===========         =======

Weighted Average Common Shares
 Outstanding                               31,312,500      100      31,312,500             100
                                          ===========   ======     ===========         =======

                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                                 (in thousands)
                                  (unaudited)

                                                                   ADDITIONAL
                                                                    PAID-IN
                                                  COMMON STOCK    CAPITAL AND
                                                  --------------   NET ASSETS  RETAINED
                                                  SHARES  AMOUNT  CONTRIBUTED  EARNINGS   TOTAL
                                                  ------  ------  -----------  --------  --------

Balance at February 28, 1995                          --    $ --    $     --   $    --   $     --

Net assets contributed                            20,900     209      34,427        --     34,636

Net proceeds from initial public offering         10,063     101     173,287        --    173,388

Issuance of shares in conjunction with
  termination of an incentive unit plan              350       3       6,647        --      6,650

Net income                                            --      --         --     15,605     15,605
                                                  ------    ----    --------   -------   --------

Balance at December 31, 1995                      31,313     313     214,361    15,605    230,279

Net income                                            --      --          --    18,836     18,836
                                                  ------    ----    --------   -------   --------

Balance at June 30, 1996                          31,313    $313    $214,361   $34,441   $249,115
                                                  ======    ====    ========   =======   ========

                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                          SIX               FOUR
                                                       MONTHS ENDED      MONTHS ENDED
                                                      JUNE 30, 1996     JUNE 30, 1995
                                                      --------------    -------------
Cash Flows from Operating Activities:
  Net income                                               $ 18,836         $ 1,434
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Income attributable to joint venturers' interest          978             570
      Distributions to joint venturers                         (557)             --
      Equity in earnings of
       unconsolidated joint ventures                         (1,423)             --
      Depreciation and amortization                           9,167             721
      Amortization of other assets                              656              83
      Deferred income tax provision                           1,308          (1,200)
   Changes in assets and liabilities:
      Accounts receivable                                    (2,052)         (1,278)
      Accounts receivable - affiliates                        7,524              --
      Inventories                                                53              --
      Prepaid expenses and other current assets                 865              --
      Accounts payable, accrued expenses and
        other long-term obligations                          (4,255)             --
                                                           --------         -------
           Net cash provided by operating activities         31,100             330
                                                           --------         -------
Cash Flows from Investing Activities:
  Purchase of property and equipment, net                   (48,735)           (330)
  Net increase in due from affiliates                        (4,930)             --
  Net increase in other assets                                 (820)             --
  Net decrease in investments in and advances to
    unconsolidated joint ventures                             1,451              --
  Distributions from unconsolidated joint ventures              127              --
                                                           --------         -------
           Net cash used in investing activities            (52,907)           (330)
                                                           --------         -------
Cash Flows from Financing Activities:
  Proceeds from long-term borrowings                          9,000              --
  Repayments of long-term borrowings                        (19,237)             --
  Increase in note payable                                      198              --
                                                           --------         -------
           Net cash used in financing activities            (10,039)             --
                                                           --------         -------
Decrease in Cash and Cash Equivalents                       (31,846)             --
Cash and Cash Equivalents at Beginning of Period             68,355              --
                                                           --------
Cash and Cash Equivalents at End of Period                 $ 36,509         $    --
                                                           ========         =======
Supplemental Disclosure of Cash Flow Information:
 Cash paid for:
      Interest                                             $  9,211         $ 1,252
      Income taxes                                            7,945              --

Noncash Investing and Financing Activities:
  Net liabilities (other than cash) contributed by
  Historical Red Lion (Note 1), including property and
  equipment of $45,006, long-term debt of $45,000,
  other assets of $859, joint venture interest of
  $412 and current liabilities of $546.                    $     --         $    93

                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Red Lion Hotels, Inc. and subsidiaries (Red Lion or the Company) is a full service hospitality company operating 55 hotels in 10 western states. The Company was incorporated in Delaware in March 1994 as a wholly owned subsidiary of Red Lion, a California Limited Partnership (Historical Red Lion). The Company's operations commenced in March 1995 when Historical Red Lion contributed to the Company a 49.4% interest in a joint venture (the Santa Barbara Joint Venture) which owns the Santa Barbara Red Lion Hotel in California.

The Company initiated an initial public offering of a portion of its common stock on July 26, 1995 (the Offering), which closed August 1, 1995, raising net proceeds of approximately $173 million. After giving effect to the Offering, Historical Red Lion owns approximately 67% of the Company.

On August 1, 1995, prior to the closing of the Offering, Historical Red Lion repaid certain of its outstanding indebtedness with existing cash balances and contributed substantially all of its assets (excluding 17 hotels and certain related obligations (the Leased Hotels), certain minority joint venture interests and certain current assets) and certain liabilities to the Company (the Formation). Historical Red Lion subsequent to the Formation and refinancing of the Company (the Partnership) retained the Leased Hotels and the related goodwill, deferred loan costs and mortgage debt, certain minority joint venture interests and certain current assets.

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

The Santa Barbara Joint Venture contribution did not transfer the right to manage the operations of the Hotel to the Company. Since the right to manage the Santa Barbara Hotel had not been transferred to the Company, the financial statements of the Company prior to the Formation do not include the operating revenues and expenses of the Santa Barbara Hotel or that hotel's current assets and current liabilities. These amounts were included in the financial statements of Historical Red Lion, which continued to manage the Santa Barbara Hotel. The right to manage the operations of the Santa Barbara Hotel was transferred to the Company at Formation, and that hotel's operating revenues, expenses and current assets and current liabilities are reflected in the consolidated financial statements of the Company beginning August 1, 1995.

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

Operating revenues and expenses and current assets and current liabilities of the MLP and other management contract hotels (including the three unconsolidated joint ventures which are also managed by the Company) are included in the accompanying consolidated financial statements because the operating responsibilities associated with these hotels are substantially the same as those for owned hotels. The operating profit, net of management fee income earned by the Company for the managed hotels, is recorded as an expense in the accompanying consolidated statements of income. The consolidated financial statements include current assets and current liabilities of $8,843,000 and $9,933,000 at June 30, 1996 and December 31, 1995, respectively, and operating revenues of $50,130,000 and $95,128,000 and operating expenses of $31,840,000 and $62,811,000 for the three and six months ended June 30, 1996 respectively, related to the operation of the MLP and other management contract hotels.

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

The unaudited consolidated financial statements reflect, in the opinion of the management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at June 30, 1996 and the results of operations and cash flows for the six month period ended June 30, 1996 and for the four month period ended June 30, 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3.   LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following (in thousands):

                                                   June 30,   December 31,
                                                     1996         1995
                                                   --------   ------------
Term loan, LIBOR plus 2% (7.5% at June
 30, 1996), payable through 2002                    $123,869     $133,750

Mortgages, variable rates (6.6% -7.0% at
   June 30, 1996), payable through 1998               84,545       84,900

Note payable, 8.69%, payable through 2022              4,914        4,717
                                                    --------     --------
                                                     213,328      223,367
Current portion of long-term debt                    (9,219)      (7,759)
                                                    --------     --------

Long-term debt, net of current portion              $204,109     $215,608
                                                    ========     ========

Interest Rate Swap Agreements

The Company enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. The agreements have effectively converted floating rate debt, which is tied to LIBOR, to fixed rates. Accordingly, the net interest received or paid on the interest rate swap is recorded as an adjustment to interest expense.

At June 30, 1996, the Company had three interest rate swap agreements outstanding which have substantially converted $75 million of debt from floating LIBOR based rates to fixed rates ranging from 5.19% to 5.57%. The agreements expire from September 1997 to March 1998. Interest income recognized by the Company relating to interest rate swap agreements for the six months ended June 30, 1996 was approximately $74,000 and is included as an adjustment to interest expense.

4.   RELATED PARTY TRANSACTIONS

Investments in and advances to unconsolidated joint ventures includes two notes receivable from one joint venture in the amounts of $1,387,000 and $2,009,000 at June 30, 1996 and $1,500,000 and $2,009,000 at December 31, 1995. The notes bear interest at a fixed rate of 10% and a rate based on prime plus 1.0% (9.25% at June 30, 1996 and 9.5% at December 31, 1995), respectively. In addition, other assets, net, includes a note receivable from a joint venture in the amount of $1,714,000 and $1,628,000 outstanding at June 30, 1996 and December 31, 1995, respectively, which bears interest at a rate based on prime (10.2% at June 30, 1996 and 10.5% at December 31, 1995).

Transactions with the MLP

Included in accounts receivable-affiliates and due from affiliate is $22,455,000 and $19,078,000 at June 30, 1996 and December 31, 1995, respectively, representing amounts receivable from the MLP primarily for advances made by the Company and Historical Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the management agreement. Such amounts are presented net of current assets and current liabilities related to the managed MLP hotels of $3,231,000 and $2,194,000 at June 30, 1996 and December 31, 1995, respectively. The current balance on this receivable of $1,064,000 and $2,823,000 at June 30, 1996 and December 31, 1995,
respectively, is included in accounts receivable-affiliates. The remaining balance of $21,391,000 and $16,255,000 at June 30, 1996 and December 31, 1995,
respectively, is classified as due from affiliate. Amounts receivable from the MLP for capital improvement advances earn interest at the rate of prime plus 0.5% (8.75% at June 30, 1996 and 9.0% at December 31, 1995).

Accounts receivable-affiliates and due from affiliate also include certain other advances to and deferred incentive management fees receivable from the MLP. A total of $3,726,000 was advanced to the MLP to fund distributions during the first 36 months of the MLP's operations and is classified as due from affiliate at June 30, 1996 and December 31, 1995. The advance is non-interest bearing, has an unspecified term and is to be repaid out of available cash flow or refinancing proceeds. Additionally, non-interest bearing deferred incentive management fees receivable of $6,000,000 were contributed to the Company in the Formation. The Company received $5,299,000 of such fees during the six months ended June 30, 1996. Of the total remaining balance of $701,000, $641,000 is classified as due from affiliate and $60,000 as accounts receivable-affiliate at June 30, 1996.

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

6.   INSURANCE PROCEEDS

On February 8, 1996, three of the Company's hotels were evacuated due to flooding in northwestern Oregon and southwestern Washington. Two of the hotels were damaged by flood waters, have reopened and been repaired. The third hotel was undamaged and reopened quickly. As the Company maintains flood and business interruption insurance, management does not believe that the ultimate outcome will have a material adverse effect on the results of operations or financial position of the Company. Moreover, as the Company's flood insurance policy covers the replacement cost of the damaged property, insurance proceeds will likely exceed the net book value of the underlying property, resulting in the recognition of gains when such proceeds are received.

7.   COMMITMENTS AND CONTINGENCIES

At June 30, 1996, the Company had commitments relating to capital improvement projects aggregating approximately $9,619,000.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations or liquidity.

8.   SUBSEQUENT EVENTS

On August 7, 1996, the Company acquired a 319 room hotel in Houston, Texas for approximately $21,750,000. During the second quarter of 1996, a letter of intent was signed to purchase the 258 room hotel in Modesto, California which is currently managed by Red Lion. The Company anticipates this transaction being completed during the third quarter of 1996.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          -------------

RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this document. The Company believes the comparison of actual results for the three and six months ended June 30, 1996 to pro forma results for the three and six months ended June 30, 1995 provides a more meaningful presentation than a comparison to actual 1995 operations which represent the results of one hotel and a relatively short time period since the Company's operations commenced.

                                                           PRO FORMA (A)                   PRO FORMA (A)
                                           THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                              ENDED           ENDED           ENDED           ENDED
                                          JUNE 30, 1996    JUNE 30,1995   JUNE 30, 1996   JUNE 30, 1995
                                          --------------  --------------  --------------  --------------
Revenues:
   Rooms                                    $    80,416        $ 72,996     $   147,445        $135,918
   Food and beverage                             42,284          41,717          81,389          80,793
   Other                                         14,617          12,412          29,133          24,114
                                            -----------        --------     -----------        --------

           Total revenues                       137,317         127,125         257,967         240,825

Operating Costs and Expenses:
    Departmental direct expenses:
       Rooms                                     19,121          17,437          36,991          33,534
       Food and beverage                         32,694          32,395          63,634          63,473
       Other                                      5,155           4,625          10,079           9,160
   Property indirect expenses                    27,848          26,118          55,163          51,560
   Other costs                                    9,519           8,457 (b)      18,028          16,954 (b)
   Depreciation and amortization                  4,771           4,942           9,167           9,884
   Payments due to owners of managed
    hotels                                       13,866          12,349          26,178          23,858
                                            -----------        --------     -----------        --------

Operating Income                                 24,343          20,802          38,727          32,402

Equity in Earnings of
   Unconsolidated Joint Ventures                    576             727           1,423           1,689

Interest Expense, net                            (3,897)         (5,014) (c)     (7,779)        (10,041) (c)
                                            -----------   -------------     -----------   -------------

Income Before Joint Venturers' Interests         21,022          16,515          32,371          24,050

Joint Venturers' Interests                         (375)           (350)           (978)           (159)
                                            -----------        --------     -----------        --------

Income Before Income Taxes                       20,647          16,165          31,393          23,891

Income Tax Expense                               (8,259)         (6,466)        (12,557)         (9,556)
                                            -----------        --------     -----------        --------

Net Income                                  $    12,388        $  9,699     $    18,836        $ 14,335
                                            ===========        ========     ===========        ========

Earnings Per Common Share                   $      0.40        $   0.31     $      0.60        $   0.46
                                            ===========        ========     ===========        ========

Common Shares                                31,312,500      31,312,500 (d)  31,312,500      31,312,500 (d)
                                            ===========   =============     ===========   =============

Other Statistics:
   Gross operating profit                   $    52,499        $ 46,550     $    92,100        $ 83,098
   Gross operating profit margin                     38%             37%             36%             35%

(a) On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding the Leased Hotels, certain minority joint venture interests and certain current assets) and certain liabilities to the Company in the Formation. Also effective August 1, 1995, the Company entered into a long-term master lease with the Partnership for the Leased Hotels. The accompanying consolidated statements of income includes the pro forma results of Historical Red Lion for the three and six months ended June 30, 1995 adjusted to give effect to the Formation, the leasing of the Leased Hotels and the repayment and refinancing of substantially all debt with borrowings under a new credit facility and the net proceeds of the public offering, assuming that such events were completed on January 1, 1995.

(b) Pro forma other costs includes quarterly lease expense of $3,750,000 associated with the Leased Hotels, offset by quarterly administrative costs of $88,000 for which the Company is reimbursed by the Partnership.

(c) Pro forma interest expense for the three and six months ended June 30, 1995 reflects the effects of the Formation and Refinancing as if those events had occurred on January 1, 1995. Accordingly, pro forma interest expense does not include interest on debt associated with the Leased Hotels or repaid with the proceeds of the Offering.

(d) Based on the number of common shares issued in the Offering, as if the Offering occurred on January 1, 1995.

Comparison of Three Months Ended June 30, 1996 and 1995
- -------------------------------------------------------

Revenues.  The Company's operating revenues for the three months ended June 30,
- ---------
1996 were $137.3 million, an increase of $10.2 million or 8% from pro forma operating revenues of $127.1 for the three months ended June 30, 1995. The change in operating revenues is primarily a result of increased room revenues.

Room revenues increased 10% to $80.4 million for the three months ended June 30, 1996 as compared to pro forma room revenues of $73 million for the three months ended June 30, 1995. This increase was primarily due to an 8% rise in average daily room rates to $81.12. Actual occupancy of 75.3% during the three months ended June 30, 1996 declined 2% as compared to the pro forma occupancy rate for the three months ended June 30, 1995. Another component of the increase was the acquisition of two hotels since June 30, 1995, which contributed room revenues of approximately $4.5 million during the three months ended June 30, 1996.

A summary of occupancy and room rates for the three months ended June 30 is as follows:

                         1996      1995
                         ----      ----
Occupancy percentage     75.3%     76.6%
Average rom rate        $81.12    $75.42

Operating results are affected by seasonality. The current quarter results reflect spring and early summer seasons in which revenues are typically lower than in the third quarter but higher than in the first quarter. There can be no assurance, however, that such trends will continue.

Expenses.  Departmental direct expenses (expenses related to a specific
- --------
function, such as rooms or food and beverage) for the three months ended June 30, 1996 increased 5% over pro forma departmental direct expenses for the three
months ended June 30, 1995.   As a percentage of revenues and pro forma
revenues, departmental direct expenses and pro forma departmental direct expenses decreased to 41% from 43% for the three months ended June 30, 1996 and 1995, respectively, primarily due to the increase in revenues.

Property indirect expenses for the three months ended June 30, 1996 increased 7% over pro forma property indirect expenses for the three months ended June 30, 1995 and slightly decreased as a percentage of revenues. Indirect costs include expenses related to a hotel's general operation, such as utilities, repairs and maintenance, promotional expenses and administrative costs.

Gross Operating Profit.  The Company's gross operating profit for the three
- ----------------------
months ended June 30, 1996 was $52.5 million, an increase of $5.9 million or 13% from pro forma gross operating profit of $46.6 million for the three months ended June 30, 1995. The increase is primarily attributable to the higher revenues discussed above. Gross operating profit margin for the three months ended June 30, 1996 improved to 38% from pro forma gross operating profit margin of 37% for the three months ended June 30, 1995.

Payments Due to Owners of Managed Hotels.  Revenues and expenses include
- ----------------------------------------
operating revenues and expenses of unconsolidated managed properties since the operating responsibilities associated with those hotels are substantially the same as those for owned hotels. Payments to owners of those hotels, net of the Company's management fees, increased approximately $1.5 million for the three months ended June 30, 1996 as compared to the pro forma payments to owners of managed hotels for the three months ended June 30, 1995. The increase in payments due to owners of managed hotels is primarily attributable to improved operating performance at the managed hotels.

Management fees in connection with the managed hotels increased moderately to $4.4 million for the quarter ended June 30, 1996 as compared to pro forma management fees of $4 million for the three months ended June 30, 1995.

Operating Income. The Company's operating income for the three months ended June
- ----------------
30, 1996 was $24.3 million, an increase of $3.5 million or 17% from pro forma operating income of $20.8 million for the three months ended June 30, 1995. The increase is primarily attributable to the higher revenues discussed above.

Interest Expense.  Interest expense, net, decreased $1.1 million to $3.9 million
- ----------------
for the three months ended June 30, 1996 as compared to pro forma interest expense of $5 million for the three months ended June 30, 1996. The decrease is primarily due to interest income earned during the second quarter of 1996 of approximately $540,000 and a lower average outstanding principal balance on Company debt.

Income Tax Expense. Income tax expense increased $1.8 million to $8.3 million
- ------------------
for the three months ended June 30, 1996 as compared to pro forma income tax expense of $6.5 million for the three months ended June 30, 1995. The Company's estimated effective tax rate is 40% for both quarters.

Net Income.  The Company's net income increased 28% to $12.4 million ($.40 per
- ----------
share) for the three months ended June 30, 1996 from pro forma net income of $9.7 million ($.31 per share) for the three months ended June 30, 1995. The increase in net income is primarily due to increased operating income and decreased interest expense.

Comparison of Six Months Ended June 30, 1996 and Pro Forma Six Months Ended June
- --------------------------------------------------------------------------------
30, 1995
- --------

Revenues.  The Company's operating revenues for the six months ended June 30,
- --------
1996 were $258 million, an increase of $17.2 million or 7% from pro forma operating revenues of $240.8 for the six months ended June 30, 1995. The change in operating revenues is primarily a result of increased room and other revenues.

Room revenues increased 8% to $147.4 million for the six months ended June 30, 1996 as compared to pro forma room revenues of $135.9 million for the six months ended June 30, 1995. This increase was primarily due to a 7% rise in average daily room rates to $79.75. Actual occupancy of 71% during the six months ended June 30, 1996 declined 2% as compared to the pro forma occupancy rate for the six months ended June 30, 1995. Another component of the increase was the acquisition of two hotels since June 30, 1995 which contributed additional room revenues of approximately $6.5 million during the six months ended June 30, 1996.

A summary of occupancy and room rates for the six months ended June 30 is as follows:


                         1996     1995
                        -------  -------
Occupancy percentage      71.0%    72.2%
Average room rate       $79.75   $74.88

Other revenues increased 21% to $29.1 million for the six months ended June 30, 1996 as compared to pro forma other revenues of $24.1 million for the six months ended June 30, 1995 due primarily to increased telephone income, banquet rentals, ancillary banquet services and insurance proceeds relating to two hotels which were affected by the February 1996 flood in the Portland, Oregon area.

Expenses.  Departmental direct expenses (expenses related to a specific
- --------
function, such as rooms or food and beverage) for the six months ended June 30, 1996 increased 4% over pro forma departmental direct expenses for the six months
ended June 30, 1995.   As a percentage of revenues and pro forma revenues,
departmental direct expenses and pro forma departmental direct expenses decreased to 43% from 44% for the six months ended June 30, 1996 and 1995, respectively, primarily due to the increase in revenues.

Property indirect expenses for the six months ended June 30, 1996 increased 7% over pro forma property indirect expenses for the six months ended June 30, 1995 and remained constant as a percentage of revenues. Indirect costs include expenses related to a hotel's general operation, such as utilities, repairs and maintenance, promotional expenses and administrative costs.

Gross Operating Profit.  The Company's gross operating profit for the six months
- ----------------------
ended June 30, 1996 was $92.1 million, an increase of $9 million or 11% from pro forma gross operating profit of $83.1 million for the six months ended June 30, 1995. The increase is primarily attributable to the higher revenues discussed above. Gross operating profit margin for the six months ended June 30, 1996 improved to 36% from pro forma gross operating profit margin of 35% for the six months ended June 30, 1995.

Payments Due to Owners of Managed Hotels.  Revenues and expenses include
- ----------------------------------------
operating revenues and expenses of unconsolidated managed properties since the operating responsibilities associated with those hotels are substantially the same as those for owned hotels. Payments to owners of those hotels, net of the Company's management fees, increased approximately $2.3 million for the six months ended June 30, 1996 as compared to the pro forma payments to owners of managed hotels for the six months ended June 30, 1995. The increase in payments due to owners of managed hotels is primarily attributable to improved operating performance at the managed hotels.

Management fees in connection with the managed hotels increased to $6.1 million for the six months ended June 30, 1996 as compared to pro forma management fees of $5.4 million for the six months ended June 30, 1995.

Operating Income.  The Company's operating income for the six months ended June
- ----------------
30, 1996 was $38.7 million, an increase of $6.3 million or 19% from pro forma operating income of $32.4 million for the six months ended June 30, 1995. The increase is primarily attributable to the higher revenues discussed above.

Interest Expense.  Interest expense, net, decreased $2.2 million to $7.8 million
- ----------------
for the six months ended June 30, 1996 as compared to pro forma interest expense of $10 million for the six months ended June 30, 1996. The decrease is primarily due to interest income earned during the six months ended June 30, 1996 of approximately $1.3 million and a lower average outstanding principal balance on Company debt.

Income Tax Expense.  Income tax expense increased $3 million to $12.6 million
- ------------------
for the six months ended June 30, 1996 as compared to pro forma income tax expense of $9.6 million for the six months ended June 30, 1995. The Company's estimated effective tax rate is 40% for both quarters.

Net Income.  The Company's net income increased 31% to $18.8 million ($.60 per
- ----------
share) for the six months ended June 30, 1996 from pro forma net income of $14.3 million ($.46 per share) for the six months ended June 30, 1995. The increase in net income is primarily due to increased operating income and decreased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $36.5 million at June 30, 1996 from $68.4 million at December 31, 1995 primarily as a result of an acquisition, ongoing capital expenditures, repayment of term loan principal and seasonal working capital fluctuations. The Company's principal source of cash is hotel operations. The Company and Historical Red Lion historically have generated internal cash flow to meet operating needs, make capital expenditures and reduce outstanding debt. The Company's future debt levels may vary depending on, among other factors, financing required to fund external growth opportunities, the amount of cash provided by operations and debt maturities.

At June 30, 1996, commitments relating to capital improvement projects were approximately $9.6 million. As part of its capital expenditure program, the Company budgets for costs incurred in connection with environmental compliance at its properties. These costs historically have not been material, and the Company does not anticipate incurring material costs for environmental compliance in the future.

In connection with the Formation, the Company repaid the majority of the debt contributed to the company by historical Red Lion with the proceeds of the equity offering and a new $135 million seven year term loan. In addition, on August 1, 1995, the Company obtained a $130 million credit line facility of which $80 million is available for acquisitions and $50 million is available for working capital requirements. The credit line facility has a term of seven years. The term loan and credit line facility (collectively the "Credit Facility") carry a variable interest rate based on LIBOR plus 2% (7.5% at June 30, 1996). Quarterly mandatory prepayments which increase over the term of the Credit Facility are required. In addition, in March of each year a mandatory prepayment of the Credit Facility is required in an amount equal to 50% of annual excess cash flow (as defined in the credit agreement) for the prior fiscal year. The $80 million available for acquisitions is anticipated to be utilized by the company to finance the addition of hotels to the Red Lion chain through acquisitions, management contracts, joint ventures or leases. At August 9, 1996, there was no outstanding balance on the credit line facility.

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

                                    PART II

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

On May 15, 1996, the annual meeting of the stockholders of the Company was held. Stockholders present in person or by proxy voted for the election of Directors to Class I of the Board of Directors and ratification of the appointment of Deloitte & Touche LLP as the Company's independent accountants. The shares were voted as follows:

   (i) elect as directors each of

                David J. Johnson    27,991,629 for   9,792 withheld
                Todd A. Fisher      27,991,629 for   9,792 withheld

   (ii) appoint Deloitte & Touche LLP as the Company's independent accountants

                27,988,902 for     2,802 against    9,717 abstain

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

   (a)   EXHIBITS:  THE FOLLOWING DOCUMENT IS FILED HEREWITH AND MADE A PART OF
                    THIS REPORT:

            Exhibit 27 - Article 5 Financial Data Schedule for 2nd Quarter 10-Q.

   (b)   REPORTS ON FORM 8-K :  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RED LION HOTELS, INC.

Date:   August 13, 1996          By /S/DAVID J. JOHNSON
                                    -------------------
                                    David J. Johnson
                                    President, Chief Executive Officer and
                                    Chairman of the Board


Date:   August 13, 1996          By /S/MICHAEL VERNON
                                    -----------------
                                    Michael Vernon
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)