Form 10-Q
period 1996-09-30
RED LION HOTELS INC
filed 1996-10-21
CIK 941557

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                             -------------------

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



         _________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

Number of shares of registrant's common stock outstanding at October 11, 1996:
31,345,000

                             RED LION HOTELS, INC.
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

       Item 1  Consolidated Financial Statements (unaudited):

                  Consolidated Balance Sheets                               3

                  Consolidated Statements of Income                         4

                  Consolidated Statements of Stockholders' Equity           5

                  Consolidated Statements of Cash Flows                     6

                  Notes to Consolidated Financial Statements                8

       Item 2  Managemment's Discussion and Analysis of
               Financial Condition and Results of Operations               13


PART II - OTHER INFORMATION

       Item 6  Exhibits and Reports on Form 8-K                            19


                                     PART I

 ITEM 1  CONSOLIDATED FINANCIAL STATEMENTS
 -----------------------------------------

                             RED LION HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)


                                              SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                              ------------------  -----------------
                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents                         $ 18,706           $ 68,355
  Accounts receivable, net                            23,436             19,709
  Accounts receivable - affiliates                     4,662             12,096
  Inventories                                          6,317              6,339
  Prepaid expenses and other current assets            4,250              5,461
  Deferred income taxes                                2,616              2,306
                                                    --------           --------
      Total current assets                            59,987            114,266

Property and Equipment, net                          401,550            336,269

Investments in and Advances to Unconsolidated
   Joint Ventures                                     18,194             16,429

Goodwill, net                                         32,197             21,508
Deferred Income Taxes                                  2,098              6,571
Due From Affiliate                                    22,261             20,828
Other Assets, net                                     11,420             11,049
                                                    --------           --------

                                                    $547,707           $526,920
                                                    ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
  Accounts payable                                  $ 16,277           $ 23,618
  Accrued expenses                                    42,157             37,197
  Current portion of long-term debt                   48,620              7,759
                                                    --------           --------
     Total current liabilities                       107,054             68,574

Long-Term Debt, net of current portion               164,686            215,608

Other Long-Term Obligations                           11,697             11,169

Joint Venturers' Interest                                 --              1,290
                                                    --------           --------
     Total liabilities                               283,437            296,641
                                                    --------           --------

Commitments and Contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, $.01 par value;
    10,000,000 shares authorized;
    0 shares issued and outstanding                       --                 --





  Common stock, $.01 par value;
    100,000,000 shares authorized;
    31,315,000 and 31,312,500 shares
    issued and outstanding at September 30,
    1996 and December 31, 1995, respectively             313                313
  Additional paid-in capital and net
    assets contributed                               214,408            214,361
  Retained earnings                                   49,549             15,605
                                                    --------           --------
      Total stockholders' equity                     264,270            230,279
                                                    --------           --------

                                                    $547,707           $526,920
                                                    ========           ========

                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share data)
                                  (unaudited)

                                                        THREE MONTHS ENDED               NINE                 SEVEN
                                                          SEPTEMBER 30,              MONTHS ENDED          MONTHS ENDED
                                                     1996              1995       SEPTEMBER  30, 1996   SEPTEMBER 30, 1995
                                                     ----              ----       -------------------   ------------------
Revenues:
  Rooms                                          $    88,572    $    53,332           $   236,017           $   53,332
  Food and beverage                                   38,889         26,351               120,278               26,351
  Other                                               14,377          9,591                43,510               13,012
                                                 -----------    -----------           -----------           ----------
     Total revenues                                  141,838         89,274               399,805               92,695


Operating Costs and Expenses:
  Departmental direct expenses:
    Rooms                                             20,428         11,805                57,419               11,805
    Food and beverage                                 30,715         19,791                94,349               19,791
    Other                                              4,920          3,146                14,999                3,146
  Property indirect expenses                          28,841         17,241                84,004               17,241
  Other costs                                          8,303          6,018                26,331                6,502
  Depreciation and amortization                        5,470          3,197                14,637                3,918
  Payments due to owners of managed hotels            13,805          9,124                39,983                9,124
  Expenses resulting from the Formation
     and Offering                                         --         14,662                    --               14,662
                                                 -----------    -----------           -----------           ----------

Operating Income                                      29,356          4,290                68,083                6,506

Equity in Earnings of Unconsolidated
  Joint Ventures                                        (146)           271                 1,277                  271

Other Income (Expense):
  Interest income                                        355            637                 1,630                  637
  Interest expense                                    (4,342)        (4,039)              (13,396)              (5,295)
                                                 -----------    -----------           -----------           ----------
      Total other expense                             (3,987)        (3,402)              (11,766)              (4,658)
                                                 -----------    -----------           -----------           ----------

Income Before Joint Venturers' Interests              25,223          1,159                57,594                2,119

Joint Venturers' Interests                              (376)          (500)               (1,354)              (1,070)
                                                 -----------    -----------           -----------           ----------

Income Before Income Taxes                            24,847            659                56,240                1,049

Income Tax Benefit (Expense)                          (9,739)         7,243               (22,296)               8,287
                                                 -----------    -----------           -----------           ----------

Net Income                                       $    15,108    $     7,902           $    33,944           $    9,336
                                                 ===========    ===========           ===========           ==========

Earnings Per Common Share                              $0.48          $0.38                 $1.08                $1.04
                                                 ===========    ===========           ===========           ==========

Weighted Average Common Shares Outstanding        31,312,600     20,875,000            31,312,500            8,946,500
                                                 ===========    ===========           ===========           ==========

                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                                                  ADDITIONAL
                                                                    PAID-IN
                                           COMMON STOCK           CAPITAL AND
                                          ----------------        NET ASSETS     RETAINED
                                          SHARES    AMOUNT        CONTRIBUTED    EARNINGS       TOTAL
                                          ------    ------        -----------    --------      -------
Balance at February 28, 1995                  --    $   --           $     --    $     --     $     --

Net assets contributed                    20,900       209             34,427          --       34,636

Net proceeds from initial public
 offering                                 10,063       101            173,287          --      173,388

Issuance of shares in conjunction with
  termination of an incentive unit plan      350         3              6,647          --        6,650

Net income                                    --        --                 --      15,605       15,605
                                          ------    ------           --------    --------     --------

Balance at December 31, 1995              31,313       313            214,361      15,605      230,279

Stock options exercised                        2        --                 47          --           47

Net income                                    --        --                 --      33,944       33,944
                                          ------    ------           --------    --------     --------

Balance at September 30, 1996             31,315    $  313           $214,408    $ 49,549     $264,270
                                          ======    ======           ========    ========     ========




                See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                       NINE                 SEVEN
                                                   MONTHS ENDED         MONTHS ENDED
                                               SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                               ------------------    ------------------
Cash Flows from Operating Activities:
  Net income                                         $ 33,944            $   9,336
  Adjustments to reconcile net income
   to cash
    provided by operating activities:
      Income attributable to joint
       venturers' interest                              1,354                1,070
      Distributions to joint venturers                   (933)                (830)
      Equity in earnings of
       unconsolidated joint ventures                   (1,277)                (271)
      Depreciation and amortization                    14,637                3,918
      Amortization of other assets                        969                  763
      Deferred income tax provision
       (benefit)                                        4,163              (11,264)
      Issuance of common stock in
       connection with adjustments
         to the incentive unit plan                        --                6,650
     Changes in assets and liabilities:
         Accounts receivable                           (3,727)              (1,451)
         Accounts receivable - affiliates               7,434               (3,591)
         Inventories                                       22                 (247)
         Prepaid expenses and other current
           assets                                       1,211                 (332)

         Accounts payable, accrued expenses and
           other long-term obligations                 (3,143)              11,880
                                                     --------            ---------

           Net cash provided by
            operating activities                       54,654               15,631
                                                     --------            ---------
Cash Flows from Investing Activities:
  Purchase of property and equipment, net             (80,259)              (4,601)
  Additions to goodwill                               (11,236)                  --
  Net decrease (increase) in due from
   affiliates                                          (1,433)                 348
  Net increase in other assets                           (452)              (1,449)
  Net decrease (increase) in
   investments in and advances to
     unconsolidated joint ventures                     (1,118)                 341
  Distributions from unconsolidated
   joint ventures                                         209                   80
                                                     --------            ---------
            Net cash used in investing
             activities                               (94,289)              (5,281)
                                                     --------            ---------

Cash Flows from Financing Activities:
Cash received from contribution of
 assets                                                    --               10,480
Net proceeds from common stock issued
 in the Offering                                           --              177,279
Net proceeds from exercise of stock options                47                   --
Proceeds from long-term borrowings                      9,000              135,000
Repayments of long-term borrowings                    (19,381)            (255,051)
Increase in note payable                                  320                   65
Increase in deferred loan costs                            --               (6,957)
                                                     --------            ---------
            Net cash provided by (used
             in) financing activities                 (10,014)              60,816
                                                     --------            ---------
Increase (Decrease) in Cash and Cash
 Equivalents                                          (49,649)              71,166
Cash and Cash Equivalents at Beginning
 of Period                                             68,355                   --
                                                     --------            ---------
Cash and Cash Equivalents at End of Period           $ 18,706            $  71,166
                                                     ========            =========



                             RED LION HOTELS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (in thousands)
                                  (unaudited)


                                                         NINE                SEVEN
                                                     MONTHS ENDED         MONTHS ENDED
                                                  SEPTEMBER 30, 1996   SEPTEMBER 30, 1995
                                                  ------------------   ------------------
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
      Interest                                        $11,873              $1,732
      Income taxes                                     16,155                  --

Noncash Investing and Financing Activities:
   Net liabilities (other than cash)
   contributed by Historical Red Lion
   (Note 1), including property and
   equipment of $45,006, long-term debt
   of $45,000, other assets of $859, joint
   venture interest of $412 and current
   liabilities of $546.                               $    --              $   93




                  See Notes to Consolidated Financial Statements.

                             RED LION HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Red Lion Hotels, Inc. and subsidiaries ("Red Lion" or the "Company") is a full service hospitality company operating 56 hotels in 10 western states. The Company was incorporated in Delaware in March 1994 as a wholly owned subsidiary of Red Lion, a California Limited Partnership ("Historical Red Lion"). The Company's operations commenced in March 1995 when Historical Red Lion contributed to the Company a 49.4% interest in a joint venture (the "Santa Barbara Joint Venture") which owns the Santa Barbara Red Lion Hotel in California.

The Company had an initial public offering of a portion of its common stock on July 26, 1995 (the "Offering"), which closed August 1, 1995, raising net proceeds of approximately $173 million. After giving effect to the Offering, Historical Red Lion owns approximately 67% of the Company.

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

Pursuant to the contribution agreement entered into between the Company and the Partnership at the time of Formation, the Partnership exercised its right to require the Company to purchase the Partnership's retained joint venture interests. On September 12, 1996, the Company purchased the Partnership's joint venture interests in seven joint ventures for approximately $1.3 million.

On September 12, 1996, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Doubletree Corporation ("Doubletree"), pursuant to which the Company would be acquired by Doubletree through the merger of a wholly owned subsidiary with and into the Company. Consummation of the transaction is subject to certain conditions and is expected to be completed during the fourth quarter of 1996 (refer to Note 9, subsequent event).

Basis of Presentation

The accompanying consolidated financial statements reflect the contribution, at Historical Red Lion's net book value, of the interest in the Santa Barbara Joint Venture. In connection with the Formation, the other assets and liabilities contributed by Historical Red Lion have been recorded in the accompanying consolidated financial statements at Historical Red Lion's net book value as of August 1, 1995.

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

The accompanying consolidated financial statements for the three and seven months ended September 30, 1995 reflect the results of the interest in the Santa Barbara Joint Venture only for approximately one month and five months, respectively. Beginning August 1, 1995, the consolidated financial statements reflect the results of the Formation and Offering and full commencement of the Company's operations.

The consolidated financial statements include four joint ventures in which the interests of the Company exceed 50%. In addition, the Company consolidates one of its 50% owned joint ventures because the Company controls the joint venture through contractual arrangements, has the majority of capital at risk through its significant ownership percentage and has guaranteed 100% of the joint venture's third party debt. The unconsolidated joint ventures, including two 50% and one 10% owned joint venture, are accounted for on the equity method of accounting.

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

Operating revenues and expenses and current assets and current liabilities of the MLP and other management contract hotels (including the three unconsolidated joint ventures which are also managed by the Company) are included in the accompanying consolidated financial statements because the operating responsibilities associated with these hotels are substantially the same as those for owned hotels. The operating profit, net of management fee income earned by the Company for the managed hotels, is recorded as an expense in the accompanying consolidated statements of income. The consolidated financial statements include current assets and current liabilities of $8,638,000 and $9,933,000 at September 30, 1996 and December 31, 1995, respectively, and operating revenues of $48,769,000, $143,897,000 and $30,408,000 and operating expenses of $31,512,000, $94,323,000 and $19,249,000 for the three months ended September 30, 1996, nine months ended September 30, 1996 and both the three and seven months ended September 30, 1995, respectively, related to the operation of the MLP and other management contract hotels.

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

The unaudited consolidated financial statements reflect, in the opinion of the management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company at September 30, 1996 and the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and for the three and seven month periods ended September 30, 1995. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The unaudited consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and notes thereto.

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," effective January 1, 1996. SFAS No. 123 defines a fair value based method of accounting for employee stock options or similar instruments and permits companies to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows a company to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company elected to continue to measure compensation cost in conformity with APB No. 25 and to make pro forma disclosures of net income and earnings per share in its annual report on Form 10-K for the year ended December 31, 1996, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the terms of the Merger Agreement with Doubletree, which is expected to be consummated during the fourth quarter of 1996, all outstanding vested and unvested stock options will be converted into the right to receive cash and common stock of Doubletree and canceled.

3.  LONG-TERM DEBT AND CREDIT FACILITIES

Long-term debt consists of the following (in thousands):

                                                         September 30,   December 31,
                                                             1996           1995
                                                             ----           ----
Term loan, LIBOR plus 2% (7.7% at September 30, 1996
  and 8.0% at December 31, 1995), payable through 2002     $123,869       $133,750

Mortgages, variable rates (6.5% -7.0% at
  September 30, 1996 and 7.0% -8.3% at
    December 31, 1995), payable through 1998                 84,418         84,900

Note payable, 8.69%, payable through 2022                     5,019          4,717
                                                           --------       --------
                                                            213,306        223,367
Current portion of long-term debt                           (48,620)        (7,759)
                                                           --------       --------

Long-term debt, net of current portion                     $164,686       $215,608
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

At September 30, 1996, the Company had three interest rate swap agreements outstanding which have substantially converted $75 million of debt from floating LIBOR based rates to fixed rates ranging from 5.19% to 5.57%. The agreements expire from September 1997 to March 1998. Interest income of $24,000 and $49,000 was recognized by the Company relating to interest rate swap agreements for the three and nine months ended September 30, 1996, respectively, and is included as an adjustment to interest expense.

4.   RELATED PARTY TRANSACTIONS

Investments in and advances to unconsolidated joint ventures includes two notes receivable from one joint venture in the amounts of $1,405,000 and $5,603,000 at September 30, 1996 and $1,500,000 and $2,009,000 at December 31, 1995. The
notes bear interest at a fixed rate of 10% and a rate based on prime plus 1.0% (9.25% at September 30, 1996 and 9.5% at December 31, 1995), respectively. In addition, other assets, net, includes a note receivable from a joint venture in the amount of $1,759,000 and $1,628,000 outstanding at September 30, 1996 and December 31, 1995, respectively, which bears interest at a rate based on prime (10.2% at September 30, 1996 and 10.5% at December 31, 1995).

Transactions with the MLP

Included in accounts receivable-affiliates and due from affiliate is $19,675,000 and $19,078,000 at September 30, 1996 and December 31, 1995, respectively, representing amounts receivable from the MLP primarily for advances made by the Company and Historical Red Lion for capital improvements which exceeded the 3% reserve established in accordance with the provisions of the management agreement. Such amounts are presented net of current assets and current liabilities related to the managed MLP hotels of $2,490,000 and $2,194,000 at September 30, 1996 and December 31, 1995, respectively. The current balance on this receivable of $1,841,000 and $2,823,000 at September 30, 1996 and December 31, 1995, respectively, is included in accounts receivable-affiliates. The remaining balance of $17,834,000 and $16,255,000 at September 30, 1996 and December 31, 1995, respectively, is classified as due from affiliate. Amounts receivable from the MLP for capital improvement advances earn interest at the rate of prime plus 0.5% (8.75% at September 30, 1996 and 9.0% at December 31,
1995).

Accounts receivable-affiliates and due from affiliate also include certain other advances to and deferred incentive management fees receivable from the MLP. A total of $3,726,000 was advanced to the MLP to fund distributions during the first 36 months of the MLP's operations and is classified as due from affiliate at September 30, 1996 and December 31, 1995. The advance is non-interest bearing, has an unspecified term and is to be repaid out of available cash flow or refinancing proceeds. Additionally, non-interest bearing deferred incentive management fees receivable of $6,000,000 were contributed to the Company in the Formation. The Company received $5,299,000 of such fees during the nine months ended September 30, 1996. The remaining balance of $701,000 is classified as due from affiliate at September 30, 1996.

5.  INCOME TAXES

Since Historical Red Lion was a partnership, no deferred tax benefits had been provided on the net assets contributed to the Company. In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," the Company recorded net deferred tax assets of $1.2 million related to the contribution of the Santa Barbara Joint Venture in March 1995 and $8.5 million related to the Formation on August 1, 1995. Except for the tax benefit associated with the contribution of the Santa Barbara Joint Venture and the Formation, income taxes have been provided at an estimated effective income tax rate of approximately 40%.

6.        INSURANCE PROCEEDS

On February 8, 1996, three of the Company's hotels were evacuated due to flooding in northwestern Oregon and southwestern Washington. Two of the hotels were damaged by flood waters, have reopened and have been repaired. The third hotel was undamaged and reopened quickly. As the Company maintains flood and business interruption insurance, management does not believe that the ultimate outcome will have a material adverse effect on the results of operations or financial position of the Company. Moreover, as the Company's flood insurance policy covers the replacement cost of the damaged property, insurance proceeds will likely exceed the net book value of the underlying property, resulting in the recognition of gains when such proceeds are received.

7.        EXPENSES RESULTING FROM THE FORMATION AND OFFERING

Expenses resulting from the Formation and Offering include certain Formation costs of $1,314,000 and expenses resulting from the Offering of $11,348,000 and $2,000,000 related to the termination of an incentive unit plan and assumption of the obligation of a supplemental income retirement agreement, respectively, for the three and seven months ended September 30, 1995.

8.        COMMITMENTS AND CONTINGENCIES

At September 30, 1996, the Company had commitments relating to capital improvement projects aggregating approximately $10,395,000.

The Company is party to litigation arising in the ordinary course of business. In the opinion of management, these actions will not have a material adverse effect, if any, on the Company's financial position, results of operations or liquidity.

9.  SUBSEQUENT EVENT

On September 12, 1996, the Company entered into a Merger Agreement with Doubletree, pursuant to which the Company would be acquired by Doubletree through the merger of a wholly owned subsidiary with and into the Company. The purchase price for acquisition of all of the outstanding common stock of the Company, which is subject to adjustment, is approximately $1 billion and will be paid in a combination of cash and Doubletree common stock. Consummation of the transaction is subject to certain conditions, including approval by the stockholders of both the Company and Doubletree. The Company's stockholders are scheduled to meet on November 8, 1996 in order to vote on approval of the Merger Agreement and acquisition of the Company by Doubletree. The Partnership owns approximately 67% of the outstanding voting stock of the Company and, therefore, has sufficient voting power to constitute a quorum and approve and adopt the Merger Agreement, regardless of the vote of any other stockholder. The transaction is expected to be approved and become effective during the fourth quarter of 1996.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS
          -------------

RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes appearing elsewhere in this document. The Company believes the comparison of actual results for the three and nine months ended September 30, 1996 to pro forma results for the three and nine months ended September 30, 1995 provides a more meaningful presentation than a comparison to actual 1995 operations which represent the results of one hotel until the Formation and Offering when the Company's operations fully commenced.

                                                               PRO FORMA (A)                           PRO FORMA (A)
                                           THREE MONTHS        THREE MONTHS        NINE MONTHS         NINE MONTHS
                                              ENDED               ENDED               ENDED               ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                               1996                1995                1996                1995
                                          -------------       -------------       -------------       -------------
Revenues:
  Rooms                                     $    88,572           $ 79,248          $   236,017           $215,166
  Food and beverage                              38,889             38,128              120,278            118,921
  Other                                          14,377             12,094               43,510             36,208
                                            -----------           --------          -----------           --------

     Total revenues                             141,838            129,470              399,805            370,295

Operating Costs and Expenses:
      Departmental direct expenses:
    Rooms                                        20,428             17,941               57,419             51,475
    Food and beverage                            30,715             29,587               94,349             93,060
    Other                                         4,920              4,578               14,999             13,738
  Property indirect expenses                     28,841             26,023               84,004             77,583
  Other costs                                     8,303              8,882 (b)/(f)       26,331             25,836 (b)/(f)
  Depreciation and amortization                   5,470              4,646               14,637             14,530
  Payments due to owners of managed hotels       13,805             12,733               39,983             36,591
  Expenses resulting from the Formation
   and Offering                                      --             14,662 (c)               --             14,662 (c)
                                            -----------           --------          -----------           --------

Operating Income                                 29,356             10,418               68,083             42,820

Equity in Earnings of
  Unconsolidated Joint Ventures                    (146)               196                1,277              1,885

Interest Expense, net                            (3,987)            (4,572) (d)         (11,766)           (14,613) (d)
                                            -----------           --------          -----------           --------

Income Before Joint Venturers' Interests         25,223              6,042               57,594             30,092

Joint Venturers' Interests                         (376)              (304)              (1,354)              (463)
                                            -----------           --------          -----------           --------

Income Before Income Taxes                       24,847              5,738               56,240             29,629

Income Tax Benefit (Expense)                     (9,739)             6,409 (e)/(f)      (22,296)            (3,147) (e)/(f)
                                            -----------           --------          -----------           --------

Net Income                                  $    15,108           $ 12,147          $    33,944           $ 26,482
                                            ===========           ========          ===========           ========

Earnings Per Common Share                   $      0.48           $   0.39          $      1.08           $   0.85
                                            ===========           ========          ===========           ========


Weighted Average Common Shares
 Outstanding                                 31,312,600         31,312,500 (g)       31,312,500         31,312,500 (g)
                                            ===========      =============          ===========      =============

Other Statistics:
  Gross operating profit                    $    56,934      $      51,341          $   149,034      $     134,439
  Gross operating profit margin                      40%                40%                  37%                36%


(a) On August 1, 1995, Historical Red Lion contributed substantially all of its assets (excluding the Leased Hotels, certain minority joint venture interests and certain current assets) and certain liabilities to the Company in the Formation. Also effective August 1, 1995, the Company entered into a long-term master lease with the Partnership for the Leased Hotels. The accompanying consolidated statements of income includes the pro forma results of Historical Red Lion for the three and nine months ended September 30, 1995 adjusted to give effect to the Formation, the leasing of the Leased Hotels and the repayment and refinancing of substantially all debt with borrowings under a new credit facility and the net proceeds of the public offering, assuming that such events were completed on January 1, 1995.

(b) Pro forma other costs includes quarterly lease expense of $3,750,000 associated with the Leased Hotels, offset by quarterly administrative costs of approximately $88,000 for which the Company is reimbursed by the Partnership.

(c) Includes certain costs resulting from the Formation of $1,314,000 and expenses resulting from Offering of $11,348,000 and $2,000,000 related to the termination of an incentive unit plan and assumption of the obligation of a supplemental income retirement agreement, respectively.

(d) Pro forma interest expense for the three and nine months ended September 30, 1995 reflects the effects of the Formation and Refinancing as if those events had occurred on January 1, 1995. Accordingly, pro forma interest expense does not include interest on debt associated with the Leased Hotels or repaid with the proceeds of the Offering.

(e) Pro forma income taxes have been provided assuming an effective tax rate of 40%. Pro forma income taxes for the three and nine months ended September 30, 1995, include a deferred income tax benefit of $9,736,000 resulting from the tax effect of the differences in the book and tax basis of the assets and liabilities transferred to the Company.

(f) The expenses resulting from the Formation and Offering of $14,662,000 (pre-tax) and the deferred income tax benefit of $9,736,000 as discussed above result in a net negative effect on pro forma net income of $96,000 or less than $.01 on an earnings per share basis.

(g) Based on the number of common shares issued in the Offering, as if the Offering occurred on January 1, 1995.

Comparison of Three Months Ended September 30, 1996 and Pro Forma Three Months
------------------------------------------------------------------------------
Ended September 30, 1995
------------------------

Revenues.  The Company's operating revenues for the three months ended September
---------
30, 1996 were $141.8 million, an increase of $12.3 million or 9% from pro forma operating revenues of $129.5 for the three months ended September 30, 1995. The change in operating revenues is primarily a result of increased room revenues.

Room revenues increased 12% to $88.6 million for the three months ended September 30, 1996 as compared to pro forma room revenues of $79.2 million for the three months ended September 30, 1995. This increase was primarily due to a 7% rise in average daily room rates to $82.39. Actual occupancy of 79.3% during the three months ended September 30, 1996 declined 1.4 percentage points as compared to the pro forma occupancy rate for the three months ended September 30, 1995. Another component of the increase was the acquisition of three hotels (previously unaffiliated with the Company) since September 30, 1995, which contributed room revenues of approximately $3.8 million during the three months ended September 30, 1996.

A summary of occupancy and room rates for the three months ended September 30 is as follows:






                              1996     1995
                             -------  -------
     Occupancy percentage      79.3%    80.7%
     Average room rate        $82.39   $76.93

Operating results are affected by seasonality. The current quarter results reflect late summer and early fall seasons in which revenues are typically higher than in the second and fourth quarters. There can be no assurance, however, that such trends will continue.

Expenses.  Departmental direct expenses (expenses related to a specific
---------
function, such as rooms or food and beverage) for the three months ended September 30, 1996 increased 8% over pro forma departmental direct expenses for
the three months ended September 30, 1995.   As a percentage of revenues and pro
forma revenues, departmental direct expenses and pro forma departmental direct expenses remained constant at 40% for the three months ended September 30, 1996 and 1995.

Property indirect expenses for the three months ended September 30, 1996 increased 11% over pro forma property indirect expenses for the three months ended September 30, 1995 and remained constant as a percentage of revenues. Indirect costs include expenses related to a hotel's general operation, such as utilities, repairs and maintenance, promotional expenses and administrative costs.

Gross Operating Profit.  The Company's gross operating profit for the three
-----------------------
months ended September 30, 1996 was $56.9 million, an increase of $5.6 million or 11% from pro forma gross operating profit of $51.3 million for the three months ended September 30, 1995. The increase is primarily attributable to the higher revenues discussed above. Gross operating profit margin and pro forma gross operating profit margin remained constant at 40% for the three months ended September 30, 1996 and 1995.

Payments Due to Owners of Managed Hotels.  Revenues and expenses include
-----------------------------------------
operating revenues and expenses of unconsolidated managed properties since the operating responsibilities associated with those hotels are substantially the same as those for owned hotels. Payments to owners of those hotels, net of the Company's management fees, increased approximately $1.1 million for the three months ended September 30, 1996 as compared to the pro forma payments to owners of managed hotels for the three months ended September 30, 1995. The increase in payments due to owners of managed hotels is primarily attributable to improved operating performance at the managed hotels.

Management fees in connection with the managed hotels increased moderately to $3.2 million for the three months ended September 30, 1996 as compared to pro forma management fees of $3 million for the three months ended September 30, 1995.

Operating Income.  The Company's operating income for the three months ended
-----------------
September 30, 1996 was $29.4 million, an increase of $19 million or 183% from pro forma operating income of $10.4 million for the three months ended September 30, 1995. The increase is primarily attributable to the higher revenues discussed above and the $14.7 million of Formation and Offering costs incurred in the third quarter of 1995. Excluding the Formation and Offering costs, operating income for the three months ended September 30, 1996 would have increased $4.3 million or 17% over pro forma operating income for the three months ended September 30, 1995.

Interest Expense.  Interest expense, net, decreased $600,000 to $4 million for
-----------------
the three months ended September 30, 1996 as compared to pro forma interest expense of $4.6 million for the three months ended September 30, 1995. The decrease is primarily due to interest income earned during the third quarter of 1996 of approximately $360,000 and a lower average outstanding principal balance on Company debt.

Income Tax Benefit (Expense). Income tax expense increased $16.1 million to $9.7
-----------------------------
million for the three months ended September 30, 1996 as compared to pro forma income tax benefit of $6.4 million for the three months ended September 30, 1995. The increase is due to the recognition of tax benefits in the third quarter of 1995 resulting from the Formation and Offering. Income taxes have been provided assuming an effective tax rate of approximately 40% for both three month periods. In the third quarter of 1996, a benefit of $200,000 was recorded in order to properly reflect the actual tax rate experienced in fiscal year 1995.

Net Income.  The Company's net income increased 24% to $15.1 million ($.48 per
-----------
share) for the three months ended September 30, 1996 from pro forma net income of $12.1 million ($.39 per share) for the three months ended September 30, 1995. The increase in net income is primarily due to increased operating income and decreased interest expense.

Comparison of Nine Months Ended September 30, 1996 and Pro Forma Nine Months
----------------------------------------------------------------------------
Ended September 30, 1995
------------------------

Revenues.  The Company's operating revenues for the nine months ended September
---------
30, 1996 were $399.8 million, an increase of $29.5 million or 8% from pro forma operating revenues of $370.3 for the nine months ended September 30, 1995. The change in operating revenues is primarily a result of increased room and other revenues.

Room revenues increased 10% to $236 million for the nine months ended September 30, 1996 as compared to pro forma room revenues of $215.2 million for the nine months ended September 30, 1995. This increase was primarily due to a 7% rise in average daily room rates to $80.72. Actual occupancy of 73.8% during the nine months ended September 30, 1996 declined 1.3 percentage points as compared to the pro forma occupancy rate for the nine months ended September 30, 1995. Another component of the increase was the acquisition of three hotels (previously unaffiliated with the Company) since September 30, 1995 which contributed additional room revenues of approximately $8.1 million during the nine months ended September 30, 1996.

A summary of occupancy and room rates for the nine months ended September 30 is as follows:

                         1996     1995
                        -------  -------
Occupancy percentage      73.8%    75.1%
Average room rate        $80.72   $75.62

Other revenues increased 20% to $43.5 million for the nine months ended September 30, 1996 as compared to pro forma other revenues of $36.2 million for the nine months ended September 30, 1995 due primarily to increased telephone income, banquet rentals, ancillary banquet services and insurance proceeds relating to two hotels which were affected by the February 1996 flood in the Portland, Oregon area.

Expenses.  Departmental direct expenses (expenses related to a specific
---------
function, such as rooms or food and beverage) for the nine months ended September 30, 1996 increased 5% over pro forma departmental direct expenses for
the nine months ended September 30, 1995.   As a percentage of revenues and pro
forma revenues, departmental direct expenses and pro forma departmental direct expenses decreased to 42% from 43% for the nine months ended September 30, 1996 and 1995, respectively, primarily due to the increase in revenues.

Property indirect expenses for the nine months ended September 30, 1996 increased 8% over pro forma property indirect expenses for the nine months ended September 30, 1995 and remained constant as a percentage of revenues. Indirect costs include expenses related to a hotel's general operation, such as utilities, repairs and maintenance, promotional expenses and administrative costs.

Gross Operating Profit.  The Company's gross operating profit for the nine
-----------------------
months ended September 30, 1996 was $149 million, an increase of $14.6 million or 11% from pro forma gross operating profit of $134.4 million for the nine months ended September 30, 1995. The increase is primarily attributable to the higher revenues discussed above. Gross operating profit margin for the nine months ended September 30, 1996 improved to 37% from pro forma gross operating profit margin of 36% for the nine months ended September 30, 1995.

Payments Due to Owners of Managed Hotels.  Revenues and expenses include
-----------------------------------------
operating revenues and expenses of unconsolidated managed properties since the operating responsibilities associated with those hotels are substantially the same as those for owned hotels. Payments to owners of those hotels, net of the Company's management fees, increased approximately $3.4 million for the nine months ended September 30, 1996 as compared to the pro forma payments to owners of managed hotels for the nine months ended September 30, 1995. The increase in payments due to owners of managed hotels is primarily attributable to improved operating performance at the managed hotels.

Management fees in connection with the managed hotels increased to $9.3 million for the nine months ended September 30, 1996 as compared to pro forma management fees of $8.4 million for the nine months ended September 30, 1995.

Operating Income.  The Company's operating income for the nine months ended
-----------------
September 30, 1996 was $68.1 million, an increase of $25.3 million or 59% from pro forma operating income of $42.8 million for the nine months ended September 30, 1995. The increase is primarily attributable to the higher revenues discussed above and the $14.7 million of Formation and Offering costs incurred in the third quarter of 1995. Excluding the Formation and Offering costs, operating income for the nine months ended September 30, 1996 would have increased $10.6 million or 18% over pro forma operating income for the nine months ended September 30, 1995.

Interest Expense.  Interest expense, net, decreased $2.8 million to $11.8
-----------------
million for the nine months ended September 30, 1996 as compared to pro forma interest expense of $14.6 million for the nine months ended September 30, 1995. The decrease is primarily due to interest income earned during the nine months ended September 30, 1996 of approximately $1.6 million and a lower average outstanding principal balance on Company debt.

Income Tax Expense.  Income tax expense increased $19.2 million to $22.3 million
-------------------
for the nine months ended September 30, 1996 as compared to pro forma income tax expense of $3.1 million for the nine months ended September 30, 1995. The increase is due to the recognition of tax benefits in the third quarter of 1995 resulting from the Formation and Offering. Income taxes have been provided assuming an effective tax rate of approximately 40% for both nine months periods.

Net Income.  The Company's net income increased 28% to $33.9 million ($1.08 per
-----------
share) for the nine months ended September 30, 1996 from pro forma net income of $26.5 million ($.85 per share) for the nine months ended September 30, 1995.
The increase in net income is primarily due to increased operating income and decreased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased to $18.7 million at September 30, 1996 from $68.4 million at December 31, 1995 primarily as a result of three acquisitions, ongoing capital expenditures, repayment of term loan principal and seasonal working capital fluctuations. The Company's principal source of cash is hotel operations. The Company and Historical Red Lion historically have generated internal cash flow to meet operating needs, make capital expenditures and reduce outstanding debt. Absent the expected acquisition by Doubletree, the Company's future debt levels may vary depending on, among other factors, the amount of cash provided by operations and debt maturities.

At September 30, 1996, commitments relating to capital improvement projects were approximately $10.4 million. Pursuant to the Merger Agreement with Doubletree, the Company has agreed not to authorize or make any additional capital expenditures in excess of $10 million from September 12th through December 1996
and $2.5 million during January 1997.   As part of its capital expenditure
program, the Company budgets for costs incurred in connection with environmental compliance at its properties. These costs historically have not been material, and the Company does not anticipate incurring material costs for environmental compliance in the future.

In connection with the Formation, the Company repaid the majority of the debt contributed to the Company by Historical Red Lion with the proceeds of the equity offering and a new $135 million seven year term loan. In addition, on August 1, 1995, the Company obtained a $130 million credit line facility of which $80 million is available for acquisitions and $50 million is available for working capital requirements. The credit line facility has a term of seven years. The term loan and credit line facility (collectively the "Credit Facility") carry a variable interest rate based on LIBOR plus 2% (7.7% at September 30, 1996). Quarterly mandatory prepayments which increase over the term of the Credit Facility are required. In addition, in March of each year a mandatory prepayment of the Credit Facility is required in an amount equal to 50% of annual excess cash flow (as defined in the credit agreement) for the prior fiscal year. Pursuant to the Merger Agreement with Doubletree, the Company has agreed not to incur, assume or guarantee any new indebtedness, including draw-downs on the existing line of credit, in an aggregate amount in excess of $5 million. It is anticipated that the outstanding term loan will be repaid and the credit facility will be terminated in connection with the acquisition of the Company by Doubletree.

At September 30, 1996, the current portion of long-term debt is comprised of $39.4 million representing the final payment on a mortgage due in July 1997 and $9.2 million representing the current amount due on the term loan.

Absent the expected acquisition by Doubletree, the Company believes that a combination of its existing cash and cash equivalents, internally generated cash flows and its borrowing ability under the Credit Facility will be sufficient to fund its operations and capital outlays.


                                 **************

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the consummation of the Merger Agreement with Doubletree. The forward-looking statements should be considered in light of these factors.

                                    PART II

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
    (a)   EXHIBITS:  The following document is filed herewith and made a part of this report:

             Exhibit 2.1 -      Agreement and Plan of Merger dated as of
                                September 12, 1996 by and among exhibits).
                                Incorporated by reference to Exhibit 2.1 to the September 12, 1996 Form 8-K.

             Exhibit 10.12 -    Purchase and Sale Agreement dated as of
                                September 12,1996 by and between Red Lion
                                Hotels, Inc. and Red Lion, a California Limited
                                Partnership.

             Exhibit 10.13 -    Assignment and Assumption of Joint Venture and
                                Partnership Interests as of September 12, 1996 by and between Red Lion Hotels, Inc. and Red
                                Lion, a California Limited Partnership.

             Exhibit 27 -       Article 5 Financial Data Schedule for 3rd
                                Quarter 10-Q.

    (b)   REPORTS ON FORM 8-K:  Two reports on Form 8-K were filed by the
                                Company during the third quarter of 1996. A Form 8-K, dated August 28, 1996, reported under Item 5 the issuance of a press release announcing a possible acquisition of the Company by Doubletree Corporation. A Form 8-K, dated September 12, 1996, reported under Item 5 the Agreement and Plan of Merger entered into between the Company and Doubletree Corporation.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RED LION HOTELS, INC.


Date:   October 21, 1996         By /S/DAVID J. JOHNSON
                                    -------------------
                                    David J. Johnson
                                    President, Chief Executive Officer and
                                    Chairman of the Board



Date:   October 21, 1996         By /S/MICHAEL VERNON
                                    -----------------
                                    Michael Vernon
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)